Form 10-Q
period 1996-06-30
LUCOR INC /FL/
filed 1996-08-14
CIK 914791

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

FORM 10-Q

     (X)  Quarterly Report Under Section 13 or 15 (d)
	         of the Securities and Exchange Act of 1934

For Quarter Ended                                  June 30, 1996
Commission File Number                                   0-25164

                          LUCOR, INC.

          Florida                                 65-0195259
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

902 Clint Moore Road, Suite 100, Boca Raton, Florida  33487
(Address of principal executive offices)             (Zip Code)

                             (407) 997-5601
             Registrant's telephone number, including area code

     (Former name, former address and former fiscal year, if changed since last reported)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                                             Yes  X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     August 12, 1996   Class A Common Stock, par value $.02 per share

                            Shares Outstanding:   2,098,733

                            Class B Common Stock, par value $.02 per share

                            Shares Outstanding:     702,155

                              LUCOR, INC.
                                INDEX


PART I    FINANCIAL INFORMATION                                  PAGE

          Item 1.   Financial Statements

                    Comparative Balance Sheet
                    June 30, 1996 and December 31, 1995            1

                    Consolidated Statement of Income
                    Three Months Ended June 30, 1996
                    and June 30, 1995 and Six Months Ended
			                 June 30, 1996 and June 30, 1995                2


                    Consolidated Statement of Cash Flows
                    Six Months Ended June 30, 1996 and
                    June 30, 1995                                  3

                    Notes to Consolidated Financial
                    Statements                                     4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                   4

PART II - Other Information

          Item 1.   Legal Proceedings                              6

          Item 2.   Changes in Securities                          6

          Item 3.   Defaults Upon Senior Securities                6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                               6

          Item 5.   Other Information                              6

          Item 6.   Exhibits and Reports on Form 8-K               6

                           LUCOR, INC AND SUBSIDIARIES
                            COMPARATIVE BALANCE SHEET

     ASSETS                             30-June-96           31-Dec-95
                                        __________          ___________
Current assets:
Cash                                    $5,375,907          $ 2,344,484
Accounts Receivable                        576,551              462,510
Inventory                                1,788,540            1,126,302
Prepaid charges                            385,890              210,103
Income Tax Receivable                      229,705                    0
							                                 __________          ___________
Total Current assets                     8,356,593            4,143,399
                                        __________          ___________
Property, plant & equipment, net
 of accumulated depreciation            19,970,891           14,246,603
                                        __________          ___________
Other assets:
Goodwill, licenses, application,
	 area development and organization
 costs, net of accumulated
 amortization                            4,485,462            3,087,759
Other assets                                70,064              200,285
                                        __________          ___________
Total other assets                       4,555,526            3,288,044
                                        __________          ___________
Total assets                           $32,883,010          $21,678,046
                                       ===========          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion, long term debt        $   697,550          $   328,121
Accounts payable                         3,884,065            2,243,287
Accrued expenses                         1,559,603              659,928
Preferred dividend payable                  35,000               35,000
                                        ___________         ___________
Total current liabilities                6,176,218            3,266,336
                                        ___________         ___________
Long term debt, net of
  current portion                       15,138,391           12,068,721
Deferred Taxes                             130,237              130,237
							                                 __________          ___________

Total Long Term Liabilities             15,268,628           12,198,958
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     9,438,164            4,212,752
                                        __________          ___________
Total liabilities, equity              $32,883,010          $21,678,046
                                       ===========          ===========

                                           LUCOR, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME

                              THREE MOS           THREE MOS       SIX MOS        SIX MOS
                               ENDED              ENDED            ENDED          ENDED
                              30-JUN-96           30-JUN-95      30-JUN-96      30-JUN-95
                              __________         _________      __________   ___________

Full service cars                255,504           180,093        477,891        336,789
                              ==========        ==========     ==========     ==========

Net sales                     $9,413,850        $6,410,036    $17,310,453    $12,003,022
Cost of sales                  2,231,139         1,552,731      4,116,960      2,914,517
                              __________         _________     __________     __________
Gross profit                   7,182,711         4,857,305     13,193,493      9,088,505
                              __________         _________     __________     __________
Costs and expenses:
 Direct                        3,533,359         2,167,700      6,446,272      4,044,308
 Operating                     1,978,528         1,451,746      3,697,650      2,719,199
 Depreciation                    429,859           149,575        754,199        269,954
 Selling, general, and
   administrative              1,222,824           736,950      2,420,515      1,405,940
                              __________         _________     __________     __________
                               7,164,570         4,505,971     13,318,636      8,439,401
                              __________         _________     __________     __________
Income from operations            18,141           351,334     (  125,143)       649,104
                              __________         _________     ___________    __________
Other income                      29,967            12,777         97,729         27,697
Interest expense                (212,287)         ( 84,544)    (  420,953)     ( 119,580)
                              __________         _________     ___________    __________
Income before provision
  for income taxes             ( 164,179)          279,567     (  448,367)       557,221
Provision for income taxes     (  41,591)          104,802     (  153,469)       217,271
                              __________          ________     __________     __________
Net income                     ( 122,588)          174,765     (  294,898)       339,950
Preferred dividend accrued     (  35,000)                0     (   70,000)             0
                              __________         _________     ___________     _________
Net income available to
  common shareholders         ($ 157,588)        $ 174,765     ($ 364,898)     $ 339,950
                              ==========         =========     ===========     =========
Weighted average number of
  shares outstanding           2,545,729         1,944,291      2,245,570      1,944,291
                              ==========         =========     ===========     =========
Net income per common
  share outstanding            ($ 0.062)        $    0.090      ($  0.162)     $   0.175

                              ==========         =========     ===========     =========

                       LUCOR, INC AND SUBSIDIARIES
                           CASH FLOW STATEMENT
                           Three months ended

                                        30-Jun-96            30-Jun-95
                                        __________          __________
Net cash provided by (used in)
  operating activities                  $1,943,730          ($ 237,948)
                                        __________          __________

Cash flow from investing activities:

Purchase of property and equipment      (3,012,335)         (  563,912)
Increase in construction in progress    (3,112,780)         (1,914,486)
Acquisition of additional service
   centers                              (1,798,191)                  0
Franchise fees, goodwill, etc.              51,587          (   42,779)
							                                 __________          __________

Net cash provided used in investing
   activities                           (7,871,719)         (2,521,177)

                                        ___________         ___________

CASH FLOWS FROM INVESTING ACTIVITIES:

Repayments of debt                      (  169,290)          ( 202,411)
Proceeds from borrowings                 3,608,389           2,000,000

Pennzoil preferred share dividend       (   70,000)                  0
Proceeds from issuance of common stock   5,590,313                   0
                                        ___________         ___________

Cash provided by (used in)
financing activities                     8,959,412            1,797,589
                                        ___________         ___________

Increase (decrease) in cash              3,031,423           (  961,536)
Cash at beginning of period              2,344,484            2,012,915
                                        ___________         ___________

Cash at end of period                   $5,375,907          $ 1,051,379
                                        ===========         ===========

                                LUCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Raleigh-Durham Area of Dominant Influence (ADI), and the ADI's of Cincinnati, Ohio (including northern Kentucky) Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, and Nashville, Tennessee. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of June 30, 1996 the Company had 76 centers in operation; as of December 31, 1995, 60 centers were in operation; and as of June 30, 1995 had 45 centers in operation.

     The financial information as of June 30, 1995 and June 30, 1996 included herein is unaudited. However, such information reflects all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1995 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared with June 30, 1995.

     The Company increased its number of stores in operation from 45 stores to 76 stores. Accordingly, consolidated net sales for the first six months rose 44%. During the first half of 1996, 477,891 full service sales were performed versus 336,789 in the same period of 1995. Cars serviced per day per service center averaged 41 cars versus 47 cars during 1995. This is due the impact of the 31 new stores, which traditionally have lower car counts in the early stages of operation, opening since June 1995. Net revenue per car serviced increased from $35.68 to $36.22. Increases in the net revenue per store have occurred in all of our ADI's except Cincinnati. The Cincinnati ADI was expected to see a slight decrease due to the loss of revenue associated with the state inspection which was taken over by the state of Ohio as of the first of the year. Management attributes the increase in net revenue per store to the maturation of the stores within the markets and to the additional services provided to our customers. The Company has added a complete automatic transmission fluid replacement service and tire rotations at all of its locations. These services, when purchased in conjunction with a full service oil change, increase the net revenue per car. Cost of sales decreased slightly as a percent of sales from 24.3% to 23.8% for the first six months ended June 30, 1995 versus June 30, 1996. Direct costs increased faster than net sales for the six months due to higher labor costs in the Raleigh-Durham ADI (an area of low unemployment) and a change in the sales mix for services such as tire rotations and automatic transmission services which have a lower cost of sales but are more labor intensive. Operating costs increased less rapidly than sales during the period due to the effect of relatively fixed rental and similar costs in this category. Depreciation charges increased for the period reflecting the Company's increased capital investment for store improvements and new store development.

     Selling, general and administrative expenses increased 72% over the comparable six month period of 1995. This increase was due for the most part to an overall increase in the number of management personnel hired by the Company to handle its expansion. In addition, at the end of April the Company moved its accounting operations from Boca Raton, Florida to Raleigh, North Carolina. During the transition, duplicate payroll and associated costs were incurred to facilitate the training of the new personnel. The cost of running the Raleigh operation through April was $64,000. The duplicate cost were reflected in the financial statements. Other income increased primarily due to a $47,942 gain on the sale of the Company's former office and added interest income from invested cash.

     Interest expense increased reflecting the higher level of borrowing to support the Company's capital expenditure program. Provision for income taxes was negative reflecting the negative taxable income. A $70,000 dividend on the Company's redeemable preferred stock was recorded.

     Common stock shareholder equity increased by $5,590,313 reflecting the issuance of unregistered Class A Common Stock as follows:

1. As part of the acquisition of the assets of Quick Lube, Inc., 39,000 shares were issued at a value of $250,000.
2. A private placement of 55,000 shares to Jerry B. Conway and D. Fredrico Fazio (directors of the Company) resulted in an increase of $343,750 in common stock shareholder equity.
3. In May, 1996, the Company issued 759,477 shares to Pennzoil Products Company, Inc. for cash totaling $5,000,000.
4. The remaining small difference is due to the repurchase of a small number of shares from employees displaced by the accounting department transfer.


Liquidity and capital resources:

     Working capital has increased by $3,080,251 since the end of 1995. This increase was due primarily to the investment in the Company as outlined above offset by expenditures associated with the opening of 16 stores since the beginning of the year and 30 new stores under development or in the planning stages. In conjunction with this expansion, new long term debt of $3,608,389 was added under the existing credit facility with Citicorp Leasing, Inc.

     The investment by Pennzoil Products Company, Inc. combined with the remaining line of credit under the existing credit facility with Citicorp Leasing, Inc. is expected to provide the capital required to sustain our current development schedule. It is management's belief that opportunities for additional expansion are available and the Company has plans to place additional long term debt and equity to fund such growth and to increase working capital, however, no assurance can be given that the Company will be able to obtain such financing.

PART II - Other Information

Item 1.   Legal Proceedings:  None

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders

     The annual meeting of Lucor, Inc. was held on May 14, 1996. At that meeting the following directors were re-elected with the indicated number of shares voted in favor:

               Stephen P. Conway        1,767,515
               Jerry B. Conway          1,767,525
               Anthony J. Beisler III   1,767,525
               D. Fredrico Fazio        1,767,525

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K:  None

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of August 1996.


                         LUCOR, INC.


                         ________________________
                         Stephen P. Conway
                         Chairman, Chief Executive Officer,
                         and Director




                         ________________________
                         Kendall A. Carr
                         Chief Financial Officer