Form 10-Q/A
period 1996-06-30
LUCOR INC /FL/
filed 1996-10-15
CIK 914791

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

FORM 10-Q/A

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

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K:  None

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of October 1996.


                         LUCOR, INC.


                         ________________________
                         Stephen P. Conway
                         Chairman, Chief Executive Officer,
                         and Director




                         ________________________
                         Kendall A. Carr
                         Chief Financial Officer