Form 10-Q
period 1996-09-30
LUCOR INC /FL/
filed 1996-11-14
CIK 914791

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

FORM 10-Q

     (X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For Quarter Ended                                           September 30, 1996

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

                                             Yes  X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     November 13, 1996   Class A Common Stock, par value $.02 per share

                              Shares Outstanding:   2,098,973

                              Class B Common Stock, par value $.02 per share

                              Shares Outstanding:     702,155

LUCOR, INC.
INDEX


PART I    FINANCIAL INFORMATION                                          PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1996 and December 31, 1995               1

                    Consolidated Statements of Income
                    Three Months Ended September 30, 1996
                    and September 30, 1995 and Nine Months Ended
                    September 30, 1996 and September 30, 1995              2


                    Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1996 and
                    September 30, 1995                                     3

                    Notes to Consolidated Financial
                    Statements                                             4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                           4

PART II - Other Information

          Item 1.   Legal Proceedings                                      5

          Item 2.   Changes in Securities                                  5

          Item 3.   Defaults Upon Senior Securities                        5

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                       5

          Item 5.   Other Information                                      5

          Item 6.   Exhibits and Reports on Form 8-K                       5

LUCOR, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS                                30-September-96     31-December-95
                                        (Unaudited)          (Audited)
                                        __________          ___________
Current assets:

Cash and cash equivalents               $2,623,089          $ 2,344,484
Accounts receivable                        698,655              462,510
Inventory                                1,896,407            1,126,302
Prepaid and other current assets           493,872              210,103
Income tax receivable                      326,437                    0
                                        __________          ___________
Total current assets                     6,038,460            4,143,399
                                        __________          ___________
Property, plant & equipment, net
 of accumulated depreciation            22,486,710           14,246,603
                                        __________          ___________
Other assets:

Goodwill, licenses, application,
 area development and organization
 costs, net of accumulated
 amortization                            4,525,075            3,087,759
Other assets                                85,261              200,285
                                        __________          ___________
Total other assets                       4,610,336            3,288,044
                                        __________          ___________
Total assets                           $33,135,506          $21,678,046
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion, long term debt        $   804,780          $   328,121
Accounts payable                         3,537,261            2,243,287
Accrued expenses                         1,308,560              659,928
Preferred dividend payable                       0               35,000
                                        ___________         ___________
Total current liabilities                5,650,602            3,266,336
                                        ___________         ___________
Long term debt, net of
 current portion                        16,063,761           12,068,721
Deferred taxes                             130,237              130,237
                                        __________          ___________

Total long term liabilities             16,070,937           12,198,958
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     9,290,906            4,212,752
                                        __________          ___________
Total liabilities, equity              $33,135,506          $21,678,046
                                       ===========          ===========

LUCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                              THREE MOS           THREE MOS      NINE MOS       NINE MOS
                                ENDED               ENDED          ENDED          ENDED
                              30-SEP-96           30-SEP-95      30-SEP-96      30-SEP-95
                              __________         _________      __________   ___________


Full service cars                274,236           223,861        752,127        560,650
                              ==========        ==========     ==========     ==========
Net sales                    $10,054,582        $7,882,445    $27,365,035    $19,885,467
Cost of sales                  2,352,430         1,873,311      6,469,390      4,787,828
                              __________         _________     __________     __________
Gross profit                   7,702,152         6,009,134     20,895,645     15,097,639
                              __________         _________     __________     __________
Costs and expenses:
 Direct                        3,622,898         2,838,520     10,069,171      6,882,829
 Operating                     2,057,736         1,707,404      5,755,386      4,426,603
 Depreciation                    431,630           209,006      1,185,829        478,960
 Selling, general, and
  administrative               1,549,031           784,721      3,969,545      2,190,661
                              __________         _________     __________     __________
                               7,661,295         5,539,651     20,979,931     13,979,053
                              __________         _________     __________     __________
Income from operations            40,857           469,483     (   84,286)     1,118,586
                              __________         _________     ___________    __________
Other income                      26,638            23,890        124,367         51,587
Interest expense                (287,522)         (195,499)    (  708,475)     ( 315,079)
                              __________         _________     ___________    __________
Income before provision
 for income taxes              ( 220,027)          297,874     (  668,394)       855,094
Provision for income taxes     (  88,367)          115,530     (  241,836)       332,802
                              __________          ________     __________     __________
Net income                     ( 131,660)          182,344     (  426,558)       522,292
Preferred dividend accrued     (  28,287)                0     (   98,287)             0
                              __________         _________     ___________     _________
Net income available to
 common shareholders          ($ 159,947)        $ 182,344     ($ 524,845)     $ 522,292
                              ==========         =========     ===========     =========
Weighted average number of
 shares outstanding            2,800,888         1,945,411      2,430,676      1,945,411
                              ==========         =========     ===========     =========
Net income per common
 share outstanding             ($ 0.057)        $    0.094      ($  0.216)     $   0.268
                              ==========         =========     ===========     =========

LUCOR, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended
(Unaudited)


                                        30-Sep-96            30-Sep-95
                                       ___________          __________
Net cash provided by (used in)
 operating activities                  $ 1,176,170          ($  90,066)
                                       ___________          ___________

Cash flow from investing activities:

Purchase of property and equipment      (8,999,899)         (8,705,887)
Increase in construction
 in progress                                     0          (2,680,505)
Acquisition of additional service
 centers                                (1,798,191)                  0
Franchise fees, goodwill, etc.             (75,888)         (  616,070)
                                       ___________          ___________

Net cash provided by (used in)
 investing activities                  (10,873,978)        (12,002,462)
                                       ____________        ____________

Cash flows from financing activities:

Repayments of debt                      (  220,931)         (1,641,821)
Proceeds from borrowings                 4,692,630          11,311,616
Proceeds from issuance of
 redeemable preferred stock                      0           2,000,000
Pennzoil preferred share dividend       (   98,287)                  0
Proceeds from issuance of common stock   5,603,001                   0
Other                                            0             (20,095)
                                       ____________         ___________

Cash provided by (used in)
 financing activities                    9,976,413          11,649,700
                                       ____________         ___________

Increase (decrease) in cash                278,605          (  442,828)
Cash and cash equivalents at
 beginning of period                     2,344,484           2,012,915
                                       ____________         ___________

Cash and cash equivalents at
 end of period                         $ 2,623,089         $ 1,570,087
                                       ============        ============

LUCOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Raleigh-Durham Area of Dominant Influence (ADI), and the ADI's of Cincinnati, Ohio (including northern Kentucky) Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, and Nashville, Tennessee. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of September 30, 1996 the Company had 84 centers in operation; as of December 31, 1995, 60 centers were in operation; and as of September 30, 1995 had 57 centers in operation.

     The financial information as of September 30, 1995 and September 30, 1996 included herein is unaudited. However, such information reflects all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1995 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1996 compared with September 30, 1995.

     The Company increased its number of stores in operation from 57 stores to 84 stores. Accordingly, consolidated net sales for the first nine months rose 38%. During the first nine months of 1996, 752,127 full service sales were performed versus 560,650 in the same period of 1995. Cars serviced per day per service center averaged 40 cars versus 47 cars during 1995. The decrease in the number of cars per day is due to the impact of the new stores opened this year, which traditionally have lower car counts in the early stages of operation. Net revenue per car serviced increased from $36.22 to $36.58 from the previous quarter. Management attributes the increase in net revenue per car to the additional services provided to our customers. The Company has added a complete automatic transmission fluid replacement service and tire rotation service at all of its locations this year. These services, when purchased in conjunction with a full service oil change, increase the net revenue per car.

      Cost of goods sold decreased slightly as a percent of sales from 24.1% to 23.6% for the first nine months ended September 30, 1995 versus September 30, 1996. The decrease in the cost of goods sold was offset by an increase in the direct costs. Management believes that the increase in the direct costs is due to an increase in the number of labor intensive services performed on vehicles. This would result in a decrease in cost of goods sold and increase in direct costs. Direct costs also include store management costs as well as other costs that are fixed in nature. Lower volume per store would, therefore, raise the direct cost percentage of sales. Operating costs increased less rapidly than sales during the period. Depreciation charges increased for the period reflecting the Company's increased capital investment for store improvements and new store development.

     Selling, general and administrative expenses increased 81% or $1,780,000 over the comparable nine month period of 1995. Marketing costs, which represent 47% of the increase, have increased on a per store basis from $11,000 per store in 1995 to $17,000 per store in 1996. The Company has increased its marketing efforts to increase the consumer awareness of the new stores that have opened during this period. In addition, part of the increase is due to an increase in the number of management personnel hired by the Company to handle its expansion. Other income increased primarily due to a $47,942 gain on the sale of the Company's former office and added interest income from invested cash.

     Interest expense increased reflecting the higher level of borrowing to support the Company's capital expenditure program. The provision for income taxes was negative reflecting the negative taxable income. The Company has sufficient taxable income in prior periods to allow it to carry back the taxable loss to prior periods and receive a refund. A charge of $98,287 was made for the nine months to provide for a dividend on the Company's redeemable preferred stock.

     Common stock shareholder equity increased by $5,603,001 reflecting the issuance of unregistered Class A Common Stock as follows:

1. As part of the acquisition of the assets of Quick Lube, Inc., 39,000 shares were issued at a value of $250,000.
2. A private placement of 55,000 shares to Jerry B. Conway and D. Fredrico Fazio (directors of the Company) resulted in an increase of $343,750 in common stock shareholder equity.
3. In May, 1996, the Company issued 759,477 shares to Pennzoil Products Company, Inc. for cash totaling $5,000,000.
4. The remaining small difference is due to the repurchase of a small number of shares and the exercise of existing options.


Liquidity and capital resources:

     Working capital has decreased by $612,266 since the end of 1995. The decrease in working capital was expected as funds were used to build new store sites plus the increased requirements for equipment for these sites. The Company's existing credit facility with Citicorp Leasing, Inc. calls for the funding of building development at 95% of the cost. The Company, therefore, has used its working capital to fund the remaining 5% for buildings and for 100% of the equipment required for the stores. Working capital in the amount of $298,191 was also used in the acquisition of the Lansing, Michigan ADI.
The funding for these purchases has come from the issuance of additional stock and cash generated by operations.

     The current funds on hand are expected to provide the capital required to sustain our current development schedule. The Company has an agreement with a real estate development company to finance many of the new store sites that are in the current development schedule. Such financing will be at 100% of the building cost with the Company providing funds for equipment and store working capital.

PART II - Other Information

Item 1.   Legal Proceedings:  None

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:  None

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K:  None

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of November 1996.


                         LUCOR, INC.


                         ________________________
                         Stephen P. Conway
                         Chairman, Chief Executive Officer,
                         and Director




                         ________________________
                         Kendall A. Carr
                         Chief Financial Officer