Form 10-K
period 1996-12-31
LUCOR INC /FL/
filed 1997-04-14
CIK 914791

United States
                        Securities and Exchange Commission
                              Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1996

                                    LUCOR, INC.


          Florida                                      65-0195259
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


790 Pershing Road
Raleigh, North Carolina                                    27608
(Address of Principal Executive Offices)                 (Zip Code)


                                   919-828-9511
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

     Class A Common Stock, $.02 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1997, was $8,117,830

As of March 15, 1997, there were 2,144,733 shares of the Registrant's Class A Common Stock, $.02 par value, outstanding and 702,155 shares of the Registrant's Class B Common Stock, $.02 par value, outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Annual meeting of Stockholders to be held in May 1997 are incorporated by reference in Parts II and III.

                                   Lucor, Inc.
                               Index to Form 10-K
                      For the Year Ended December 31, 1996



                               PART I
                                                                        Page

Item 1  - Business   . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Item 2  - Properties  . . . . . . . . . . . . . . . . . . . . . . . . .    6

Item 3  - Legal Proceedings  . . . . . . . . . . .  . . . . . . . . . .    6

Item 4  - Submission of Matters to a Vote of Security-Holders . . . . .    6

                             PART II

Item 5  - Market for the Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . . .     7

Item 6  - Selected Financial Data  . . . . . . . . . . . . . . . . . .     8

Item 7  - Management's Discussion and Analysis
              Financial Condition and Results of Operation . . . . . .    10

Item 8  - Financial Statements and Supplementary Data  . . . . . . . .    15

Item 9  - Changes in and Disagreements with Accountants
               or Accounting and Financial Disclosure  . . . . . . . .    37

                             PART III

Item 10 - Directors and Executive Officers of the Registrant . . . . .    38

Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . .    38

Item 12 - Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . .    38

Item 13 - Certain Relationships and Related Transactions  . . . . . .     38

                              PART IV

Item 14 - Exhibits, Financial Statement Schedules
                and Reports on Form 8-K  . . . . . . . . . . . . . . .    39

                                     PART I

Item 1 - Business

General

     Lucor, Inc. (the "Registrant" or the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube." As of December 31, 1996, the Company operated ninety four service centers in six states, including twenty five service centers in the Raleigh-Durham, North Carolina ADI (Geographic Area of Dominant Influence defined in the Arbitron Ratings Guide for television markets), twenty one service centers in the Cincinnati, Ohio ADI (which includes northern Kentucky), eighteen service centers in the Pittsburgh, Pennsylvania ADI, twelve service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, seven service centers in the Nashville, Tennessee area, and six service centers in the Lansing, Michigan area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development and franchise agreements with JLI. Unless the context otherwise requires, references herein to the Company or the Registrant refer to Lucor, Inc. and its subsidiaries.

     In 1996, the Company continued its aggressive expansion program adding twenty eight service centers in its current markets and purchasing six service centers in the Lansing, Michigan area from Quick Lube, Inc. The Company consolidated its operations by moving its accounting operation to Raleigh, North Carolina and changing its principal place of business to Raleigh.

     In March 1995, JLI and Sears Merchandise Group ("Sears") entered into a national agreement to open fast oil change units in Sears Auto Centers. During 1996 the Company developed fifteen Sears units included in the twenty eight new service centers noted above. Since this is a new venture between JLI and Sears, there is no historical data available to forecast future volumes and profitability. The Company anticipates that these Sears locations will have lower volumes and take longer to reach a satisfactory state of customer acceptance and profitability than normal Company non-Sears facilities. JLI has made a strong commitment to this Sears program, however, this opportunity is a new venture for the Company. The Company believes that brand marketing will be a major determinant of the success of this program. The Company anticipates obtaining financing for the capital involved in the development of these Sears units with a loan from a lender. At present, these investments are being financed from the Company's own internal cash generation.

Quick Lube Industry

     In the past, the traditional provider of oil change and lubrication services has been the corner gas station. The decline in the number of full-service gasoline stations has reduced the number of convenient places available to customers for performing basic mechanical and fluid maintenance work on their automobiles. The Company believes that this trend combined with convenience and service are significant factors in the continuing success of quick lube centers in the marketplace.

     According to the 1996 10-K of the Pennzoil Company (the parent company of JLI and 35% holder of Lucor, Inc. class A common stock), Jiffy Lube's share of the oil change market grew significantly in 1996. Sales reported to JLI from Jiffy Lube centers for the year ended December 31, 1996 increased $44.8 million, or approximately 7%, to $701.3 million, compared to the prior year, and increased $93.9 million, or approximately 15%, comparing 1995 with 1994. Average ticket prices for JLI increased to $35.27 for the year ended December 31, 1996, compared to $34.71 and $34.09 for the years ended December 31, 1995 and 1994, respectively.

     On December 31, 1996, 1,380 Jiffy Lube service centers were open in the United States. Franchisees of JLI operated 855 of the service centers and JLI owned and operated the remaining 525 locations. (Source: Pennzoil Company, 1996 10-K.) Of the total JLI franchised service centers, the Company operated ninety four locations, making it the largest franchisee.

Services

     The products and services offered by the Company are designed to provide customers with a convenient way for preventative maintenance of their vehicles, typically in minutes and without an appointment. The Company's basic "Signature Service" includes changing engine oil and filter, lubricating the chassis, checking for proper tire inflation, washing the windows, vacuuming the interior of the car, checking and replenishing fluids in the transmission, differential, windshield washer, battery and power steering, and examining the air filter, lights, and windshield wiper blades while performing a manufacturers recommended service review. A quality inspection is then completed and a Signature Service card is signed by a lubrication technician confirming that the service was properly performed. The pricing of a Signature Service ranges from $24.99 to $27.99, depending on the geographic area.

    The Company also offers several other products and services including fuel injection system cleaning, automotive additives, manual transmission, differential and transfer case fluid replacement, radiator coolant replacement, tire rotation, air filter replacement, breather element replacement, positive crankcase ventilator valve (PCV valves) replacement, wiper blade replacement, head and light bulb replacement and auto safety and emissions inspection services. The Company tested tire rotation and complete transmission fluid replacement service in 1995. These services were expanded to all service centers in 1996. The Company does not perform any repairs on vehicles, only preventative maintenance.

     In combination with JLI, "fleet" business is arranged with large, national and local consumers of lubrication services who may obtain such services at the Company's service centers. These services are billed by the Company to the fleet customers through JLI for national fleet customers and by the Company for local fleet customers. The Company solicits most fleet business from local fleet customers in each of its markets.

Service Centers

     A typical service center consists of approximately 2200 square feet with three service bays, a customer lounge, storage area, a full basement and rest rooms. The operating staff at each service center consists of a manager, an assistant manager and usually eight additional employees.

     In general, the Company's service centers are well lit, clean, and provide customers an attractive surrounding and comfortable waiting area while their vehicle is serviced.

Marketing

     The Company uses newsprint, public relations, direct marketing, radio and television advertising to market its products and services. In addition to the Company's marketing programs, JLI conducts national marketing programs for Jiffy Lube service centers, principally through television advertising. Pennzoil conducts a national advertising program for Pennzoil motor oil and other Pennzoil lubrication products. The Company does not pay any fee to either JLI or Pennzoil for their advertising programs. In addition to direct advertising, the Company emphasizes the development of goodwill in the communities in which it operates through involvement in community promotions. Some of the Company's community campaigns include Coats for Kids, Teaching Excellence, Jump Start on Reading, Children's Hospital Free Care Fund, Ruth Lyons Children's Fund, Boy Scouts Scouting for Food and the Arthritis Foundation Grand Prix.

Area Development Agreements and Franchise Agreements

     The Company operates Jiffy Lube service centers under individual franchise agreements that are part of broader exclusive development agreements with JLI, the franchisor. The exclusive development agreements require the Company to identify sites for and develop a specific number of service centers in specific territories and the separate franchise agreements each provide the Company the right to operate a specific service center for a period of 20 years, with two, 10-year renewal options.

     Each development agreement grants the Company exclusive rights to develop and operate a specific number of service centers within a defined geographic area, provided that a certain number of service centers are opened over scheduled intervals.

     Cincinnati. The Company has satisfied its obligations to develop service centers under its Area Development Agreement for the Cincinnati market area, and currently has a right of first refusal to develop any additional service centers which JLI may propose to develop or offer to others in this market. This right extends to December 31, 2000 in the Cincinnati market area

     Raleigh-Durham. The Company has satisfied its obligations to develop service centers under its Area Development Agreement for the Raleigh-Durham market area, and currently has a right of first refusal to develop any additional service centers which JLI may propose to develop or offer to others in this market. This right extends to December 31, 2006 in the Company's Raleigh-Durham market.

     Pittsburgh. Under its area development agreement for the Pittsburgh area, the Company has satisfied its obligations to develop 8 service centers by June 30, 2000. The Company has the right to develop service centers in its Pittsburgh territory through June 30, 2004. After that date, JLI may develop or franchise others to develop service centers in the Company's territory but only after providing the Company with the first right of refusal to develop any such centers, which right extends through June 30, 2019.

     Other Areas. On August 1, 1995, Cincinnati Lubes, Inc. amended its Area Development Agreement to include Toledo, Dayton, Nashville and Cincinnati areas and operate a specific number of centers within the defined geographical areas until July 31, 2004. The Company has satisfied its development obligation. The Company has a first right of refusal to develop service centers until July 31, 2019.

     Lansing. On May 1, 1996, the Company purchased substantially all of the assets of Quick Lube, Inc. which included six service centers in the Lansing, Michigan area. The Company has not entered into an Area
Development Agreement regarding Lansing.

     The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 1997, the initial franchise fee ranges from $12,500 to $25,000. The franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the 15th of the following month, a practice followed by the Company.

     In May 1996, the Company entered into a Sales Agreement with Pennzoil Products Company as part of a Citicorp financing agreement executed on or about the same date. This agreement supersedes a previous sales agreement with Pennzoil Products Company, and requires the Company to purchase from Pennzoil 85% of the Company's combined motor oil, lubricants, and automotive filter requirements for a specific number of service centers. The Company satisfied this requirement and paid Pennzoil $3,957,925 to purchase of these items in 1996. Part of the agreement includes special "truck load" pricing for large purchases. Due to difficulties in distribution, the Company did not finalize this agreement with Pennzoil until February 1997. The Company anticipates that this new pricing scheme will have a significant beneficial effect on cost of sales.

Management Services Agreement

     Each of the Company's operating subsidiaries has entered into a management agreement with CFA Management, Inc., a Florida corporation
(CFA), pursuant to which CFA, as an independent contractor, operates, manages and maintains the service centers. CFA is owned by Stephen P. Conway and Jerry B. Conway, both of whom are executive officers and directors of the Company and each subsidiary, as well as principal shareholders of the Company. These agreements continue until the termination of the last franchise agreement between the Company and JLI. For its services, CFA receives an amount equal to a percentage of the annual net sales of each service center operated by a subsidiary, calculated as follows:


         Number of                                 Management Fee
      Service Centers                            Per Service Center
      _______________                   ___________________________________

           1 - 34                        4.50% of the sales of these centers
          35 - 70                        3.00% of the sales of these centers
         71 - 100                        2.25% of the sales of these centers
       More than 100                     1.50% of the sales of these centers

The Company paid CFA $804,815 in 1996 under the agreement.

Expansion Plans

     In 1995, the Company embarked on an extensive expansion program increasing the number of service centers from thirty six to sixty by the end of the year. During 1996, the Company acquired six service centers in the Lansing, Michigan area through an acquisition from Quick Lube, Inc. Twenty eight other service centers were developed in 1996 in areas where the Company has other stores, six of which were located in North Carolina, four of which were located in Cincinnati, nine of which were located in Pittsburgh, six of which were in Dayton, and three of which were in Nashville. The Company plans to complete its current expansion program in 1997 which includes three service centers under construction and three sites under lease or contract for future development. Financing of these service centers has been obtained. Although the Company may determine that additional sites are desirable for development in the future, management will focus its efforts on improving the sales and profitability of its current service centers, rather than additional expansion.

Competition

     The quick oil change and lubrication industry is highly competitive with respect to the service location, product type, customer service and, to a lesser degree, price. The Company's service centers compete in their local markets with the "installed market" consisting of service stations, automobile dealers, independent operators and franchisees of automotive lubrication service centers, some of which operate multiple units offering nationally advertised lubrication products such as Quaker State and Valvoline motor oil. Some of the Company's competitors are larger and have been in existence for a longer period than the Company. However, the Company is larger than many independent operators in its markets and it believes that its size is an advantage in these markets as it affords the Company the benefits of marketing, name awareness and service as well as economies of scale for purchasing and easier access to capital for improvements.

Government Regulation and Environmental Matters

     The Company's service centers store new oil and generate and handle large quantities of used automotive oils and fluids. Accordingly, the Company is subject to a number of federal, state and local environmental laws governing the storage and disposal of automotive oils and fluids. Noncompliance with such laws and regulations, especially those relating to the installation and maintenance of underground storage tanks (UST's), could result in substantial cost. As of December 31, 1996, 12 of the Company's service centers had UST's on the premises. Of those service centers with UST's, only 7 were actively using the tanks, all at the requirement of local and state regulatory authorities. Those UST's in use comply with all Environmental Protection Agency regulations scheduled to become effective December 22, 1998. The remaining five centers have inactive UST's that are scheduled for removal in the first half of fiscal 1998. The Company is not aware that any leaks have occurred at any of its existing UST's.

     In addition, the Company's service centers are subject to local zoning laws and building codes which could adversely impact the Company's ability to construct new service centers or to construct service centers on a cost-effective basis.

Employees

     As of December 31, 1996, the Company employed 1,180 people, of which 1,144 were engaged in operating the Company's Jiffy Lube Service Centers and the remainder in management, development, marketing, finance and administration capacities. None of the Company's employees are represented by unions. The Company considers its employee relations to be good.

Item 2 - Properties

     The Company acquired a new office facility in Raleigh, North Carolina on September 30, 1995 and its former office condominium was sold in February, 1996. Twenty two of the Company's service centers are owned, with the balance of the centers, and an administrative office in Boca Raton, Florida, leased.

Item 3 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                     PART II
_______________________________________________________________________________

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company has two classes of Common Stock consisting of Class A Common Stock and Class B Common Stock. The Class A stock is traded on the NASDAQ SmallCaps market. The Class B Common Stock is closely held and not traded in any public market. In addition, the Company has outstanding 99,500 Warrants to purchase 99,500 shares of Class A Common Stock at an exercise price of $9.00 per share, which expire in November 1997 (the "Warrants").

     As of December 31, 1996, there were 466 holders of record of the Class A Common Stock, 82 record holders of the Warrants and three record holders of the Class B Common Stock. No cash dividends have ever been paid on either class of the Company's Common Stock.

     The following table shows high and low sales prices for the Class A Common Stock of Lucor as reported on the NASDAQ - SmallCaps market.

                                1996                        1995
                            Market Price                 Market Price
 Quarter Ended             High      Low              High           Low

________________         ________  _______        ______________ ______________
March 31                  $ 7.75    $5.75         Not Applicable Not Applicable
June 30                   $10.00    $6.13             $ 7.00          $4.75
September 30              $ 8.50    $7.50             $10.50          $5.75
December 31               $ 7.50    $4.50             $ 8.00          $6.50


Item 6 - Selected Financial Data

     The selected consolidated financial data of the Company set forth on the following page are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this 10-K Report. The data for each of the years in the five year period ended December 31 and the Balance Sheet data as of December 31, 1992, 1993, 1994, 1995, and 1996 are derived from audited Consolidated Financial Statements.

                                            LUCOR, INC.
                               Five Year Summary of Selected Financial Data


                                  1996         1995        1994        1993        1992
                                  ____         ____        ____        ____        ____

Operational Data (unaudited):
  Cars serviced                 1,037,231     789,064     588,708     468,592     379,527
  Stores                               94          60          36          30          28
  Net sales per car serviced       $36.42      $35.68      $34.94      $34.71      $33.86

Income Statement Data:
  Net sales                   $37,772,799 $28,153,521 $20,566,519 $16,265,623 $12,849,782
  Cost of sales                 8,951,465   6,748,266   4,947,670   3,987,441   3,122,718
                               __________  __________  __________  __________  __________
  Gross profit                 28,821,334  21,405,255  15,618,849  12,278,182   9,727,064
                               __________  __________  __________  __________  __________

Costs and expenses:
  Direct                       14,059,886  10,020,278   6,749,017   5,304,942   4,284,817
  Operating                     7,286,260   6,053,513   4,640,848   3,872,453   3,214,969
  Depreciation, amortization    2,001,300     848,301     442,116     425,842     299,634
  Selling, general, admin.      5,455,291   3,183,110   1,951,464   1,654,891   1,467,456
                               __________  __________  __________  __________  __________
                               28,802,737  20,105,202  13,783,445  11,258,128   9,266,876

Income (loss) from operations      18,597   1,300,053   1,835,404   1,020,054     460,188
Interest expense               (1,176,149)   (450,471)   (205,552)   (169,890)   (178,250)
Other income                      192,558      72,097     174,553     126,324      80,122
                                _________   _________   _________   _________   _________
Income (loss) before provision
 for income taxes                (964,994)    921,679   1,804,405     976,488     362,060
Provision for income taxes       (263,006)    381,436     716,410     377,570     101,053
                                _________   _________   _________   _________   _________

Net income (loss)             $  (701,988) $  540,243 $ 1,087,995  $  598,918 $   261,007
Preferred dividend accrued       (133,287)    (35,000)      -            -           -
Net income (loss) available
  to common shareholders      $  (835,275) $  505,243 $ 1,087,995 $   598,918 $   261,007
                              ============ ========== =========== =========== ===========

Net income per common share
 and common share equivalent      $(0.34)       $0.26       $0.62       $0.34       $0.15

Cash dividends declared
 per share                          -0-          -0-         -0-         -0-         -0-

Weighted average common shares
   outstanding                  2,451,683   1,944,618   1,757,985   1,758,163   1,734,641


                                                    December 31,
                                  1996        1995       1994        1993         1992
                                  ____        ____       ____        ____         ____

Balance Sheet Data:
  Cash and other short-term
   assets                     $ 5,213,281 $ 4,143,399 $ 2,967,892 $ 2,139,445 $ 2,145,583
  Property and equipment, net  22,506,488  14,246,603   3,140,443   1,878,662   1,372,060
  Intangible assets, net        4,907,840   3,288,044   1,140,210     703,357     656,102
                               __________  __________  __________  __________  __________

Total assets                  $32,627,609 $21,678,046 $ 7,248,545 $ 4,721,464 $ 4,173,745
                              =========== =========== =========== =========== ===========

Short-term obligations/debt     5,335,200   3,266,336   2,273,300   1,284,503   1,065,264
Long-term liabilities          16,304,431  12,198,958   1,256,886   1,691,494   1,932,519
Preferred stock, redeemable     2,000,000   2,000,000
Shareholder's equity            8,987,978   4,212,752   3,718,359   1,745,467   1,175,962



Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

     The Company is engaged through its subsidiaries in the automotive fast oil change, fluid maintenance and lubrication service business at ninety four service centers located in six states. Twenty five service centers are located in the Raleigh-Durham area of North Carolina, twenty one in the Cincinnati Ohio area (which includes northern Kentucky), eighteen in the Pittsburgh, Pennsylvania area, twelve in the Dayton, Ohio area, five in the Toledo, Ohio area, seven in the Nashville, Tennessee area, and six in the Lansing, Michigan area. Starting in early 1995, the Company embarked on a plan of expansion, involving acquisition of facilities in new markets as well as construction of new sites in current markets. In July 1995 Citicorp Leasing, Inc. agreed to lend $18.0 million to the Company to refinance existing debt, fund the acquisition of new service center sites, and to provide capital for the acquisition of additional service centers in the Raleigh-Durham, Cincinnati, and Pittsburgh areas (See Lucor, Inc. 10-K for the year ended December 31, 1995). During 1995, the Company acquired fifteen centers by purchase and developed nine other centers, ending the year with sixty operating locations. During 1996, the Company acquired substantially all the assets of Quick Lube, Inc., which included six centers in the Lansing, Michigan area. In addition, site development continued in its existing markets, adding four centers in Cincinnati, six in Dayton, three in Nashville, six in North Carolina, and nine in Pittsburgh. At year end the Company had ninety four centers operating. As of March 15, 1997 the Company had ninety six operating locations with three centers under construction and expected to open within the next two months. The Company is under lease or contract for three sites for future development. At the completion of these development plans, the Company will have substantially completed its development projects.

   The expansion program has been accomplished at some cost, which was not unexpected. Management believes that it takes approximately twenty four months for a store reach maturity. As new stores are opened, the impact of the new stores is to reduce the average over-all car count, revenues per store and increase the average unit operating cost per store. As assets were added and debt incurred, the Company incurred additional depreciation (a non-cash charge) and interest expense. During 1995, the Company averaged forty seven cars per day in its open locations while in 1996, an average car count of thirty nine cars per center per day was experienced. Substantial increases in depreciation and interest contributed to a net loss of $701,988 for the year compared to a profit of $540,243 in 1995.
The Company considers this loss to have been a necessary investment in what it believes is a reasonable expansion plan. However, there can be no assurance that revenues per location will increase sufficiently to return the Company to profitability in the near future.

Results of Operations

     The Company's primary indicators of business activity are the numbers of cars serviced at its service centers and the net revenue per car serviced. Costs are measured as a percentage of net sales. Cost of sales and direct costs (which includes labor at the retail level and other volume-related operating costs) can be expected to vary approximately in line with sales volumes. Operating costs include store occupancy costs, insurance, royalties paid to the franchisor, management fees and other lesser categories of expenses. Store occupancy costs can be expected to vary, either with periodic, contractual rent increases at leased locations or as a function of sales for those leases which have a sales based rent schedule. Real estate taxes are subject to periodic adjustments. Royalty fees paid to the franchisor are 4% of sales and management fees are paid at rates described above (see Management Services Agreement). The Company's service centers are open 7 days per week and average 360 days of operation per year.


1996 Compared to 1995

     Net sales increased 34% from 1995 to 1996 due to the increase in base business sales as well as the impact of the new service centers which were opened during the year as indicated in the following table:



                             Increase            1996                  1995
                             ________            ____                  ____

Same stores                     15%         $ 32,416,340           $ 28,153,520

New stores                                     5,356,459                      0
                                            ____________           ____________

Total net sales in 1996         34%         $ 37,772,799           $ 28,153,521
                                            ============           ============

     The Company had average daily sales of thirty nine cars per day, per service center, compared to forty seven cars per day in the previous year.
The more than 50% increase in the number of service centers opened during the year contributed to this decline, as new locations typically require approximately two years to become stabilized at normal sales levels. In addition, the fifteen Sears location sites, ten of which were opened in the last quarter of the year, had car counts significantly below those of non-Sears locations. Management anticipates that the Sears sites will ultimately prove to be profitable locations, but no assurances can be given that this will occur. Net revenue per car increased from $35.68 to $36.42 or 2%. Many factors contributed to the change in the net revenue per car.
Part of the  increase reflects an increase in ancillary sales per customer.
As discussed above, the Company has introduced and has aggressively marketed new ancillary sales. As additional services are purchased beyond the basic "Signature Service", the net revenue per car is increased.
North Carolina performs inspections on vehicles which increases the net revenue per vehicle. In North Carolina for 1996, the net revenue per car increased from $39.04 to $40.26 or 3%. Due to the large number of stores opening in the Company's other regions, the effect of the higher net revenue per car generated by the North Carolina region was diluted when computing total net revenue per car for the entire Company.

     The increase in net revenue also occurred despite the loss of over $900,000 in inspection revenue in the Cincinnati area as this service was centralized by the state of Ohio in January 1996. Net revenue per car increased in the Cincinnati area from $35.05 to $35.53 or 1% even with the loss of the inspection revenue. Had Cincinnati not had inspection revenue in 1995, the net revenue per car would have been $31.62.

     Cost of sales, which represents the direct cost of materials sold to the customer (oil, filters, lubricants, etc.) increased in proportion to sales and remained relatively unchanged as a percentage of sales.

     Direct operating costs increased by 40% or $4,039,608 in 1996 as compared to 1995. These costs consist primarily of direct labor and supplies costs expended at each location for customer service. Approximately 74% of this increase ($3,004,719) was in direct labor costs. Increased sales volume accounted for 79% of the increase in total direct operating costs, while the balance was due to higher unit costs ($10.39 in 1996 versus $9.77 in 1995). The Company has experienced low unemployment labor markets for entry level employees in its various markets.

     Operating costs increased by 20% or $1,232,747 in 1996 as compared to 1995. During 1996 operating costs were favorably affected by a reduction of $500,000 in management fees paid to CFA Management, Inc. CFA agreed to this one time fee reduction in recognition of the downward pressure on net income caused by the relatively large number of new, unstabilized stores. Management estimates that a store requires an average of twenty four months to stabilize its customer base. Until a store is stabilized, operating income for that store is reduced and in many cases negative. Due to the Company's aggressive expansion program in 1995 and 1996, it had a large percentage of stores that were operating for less than 24 months and therefore had not stabilized. Further adjustment of fees is not contemplated. Had this adjustment not occurred the increase would have been 29% or slightly lower than the increase in sales. Operating costs consist primarily of facility related costs such as rents, real estate and personal property taxes.

     Depreciation and amortization costs increased by $1,152,999 reflecting the large increases in properties purchased and built during 1995 and 1996. The Company changed its method of depreciation for equipment, signs and point of sales systems from the double declining balance method to the straight line method for assets purchased in 1996. In addition, the Company changed the life over which equipment is depreciated from five years to ten years and the amortization of pre-opening expenses from two years to six months. Management made these changes to reflect more closely the life of the assets and their depreciating value over the periods. The change in the method and lives of depreciating equipment increased net income by $463,389 while the shortened life in the amortization of pre-opening costs reduced net income by $358,262, for a net affect of $105,127.
This change in accounting has no impact on the Company's income tax provision, which utilizes the shortest periods allowed by the Internal
Revenue Service code, minimizing in current years the Company's tax burden.

     Selling, general, and administrative expenses increased by 71% or $2,272,181. Of this increase, $1,002,157 was the result of increases in marketing efforts. The company increased its marketing expenses in conjunction with the new markets that were opened in 1995 and 1996 plus the new stores opened. Regional and corporate costs associated with the expansion of the Company increased by $1,270,024. These costs increased reflecting a full year's expense for regions acquired in 1995, the acquisition of the Lansing region, and current year service center additions.

     Interest expenses increased by $725,678 reflecting the Company's continued expansion program and additional Citicorp financing (See discussion below).

     Other income includes approximately $47,000 profit earned on the sale of the Company's office condo in Raleigh when the Corporate headquarters were moved to the Pershing Road facility.

     Income tax (benefit) expense represented (27%) of the before tax loss in 1996, versus 41% of the before tax income in 1995. State income taxes, approximating 6% of before tax results, cannot generally be carried back to prior years. Federal income losses, however, may be carried back to offset previously reported income. The Company has recorded a receivable of $556,364, representing income taxes paid in prior years and now recoverable. A deferred tax provision of $293,358 was made mainly representing future taxes that may be paid when the accelerated depreciation used for tax purposes is reduced below the book depreciation.

     Dividends on Series A redeemable preferred stock (see discussion below) was $133,287, up $98,287 from 1995. This increase reflects a full years dividend as compared to one quarter charged in 1995.

1995 Compared to 1994

     Net sales increased 37% from 1994 to 1995 due to increases in base business sales as well as the impact of new service stations opened (see table below). The Company serviced an average of 47 cars per day on a 7 day per week basis in each of its service centers in 1995 compared to 49 cars per day during 1994. Average cars serviced fell from 1994 to 1995 due to the impact of 24 new stores opening during the year, as new locations normally have lower sales during the early years of operation than do mature locations. The stores acquired from AOC had significantly lower sales per service center than do Lucor's other centers. Management anticipates that these new centers can be brought to a sales level of Lucor's other locations but there is no assurance that such increased sales will be realized or that these centers will be profitable. Total cars serviced increased by 34%, from 588,708 in 1994 to 789,064 in 1995. Net revenue per car serviced increased 2% year to year.

                              Sales Analysis - 1995 v. 1994
                          Increase          1995                 1994

Same stores                  14%       $ 23,448,939         $ 20,566,518

New stores                                4,704,581
                                       ____________         ____________

Total sales                  37%       $ 28,153,520         $ 20,566,518
                                       ============         ============

     Costs of sales, which represents the direct cost of materials sold to the customer (oil, filters, etc.) increased in proportion to sales. Net automobile emission inspection revenue in the Cincinnati area (revenue received, less cost of safety stickers) was $715,959 during 1995, compared to $627,187 in 1994. The State of Ohio discontinued its inspection programs through individual retail locations in January 1996.. Management believes that the Company's earnings will not be materially adversely affected by the discontinuance of this revenue source because the Company expects to generate new earnings of a like dollar amount from increases in the base price and volume of its operations and from other product sales and services. No assurance can be given that the discontinuance of inspection revenue in Ohio will not have a material adverse impact on the net sales of service centers in Ohio or that the Company will be able to generate increased net sales to offset the loss of this Ohio revenue source.

     Direct operating costs increased 48%, or $3,271,261 in 1995 compared to 1994. These costs consist primarily of direct labor and the supplies required to service customers at each service center. Approximately 80% of the increase ($2,582,087) was in direct labor costs. Increased sales volume accounted for $1.7 million of this amount, while average labor costs increased $1.06 per car, accounting for the balance. Hourly wages were increased by $1.00 per hour in the North Carolina and Cincinnati stores for entry level employees, and the relatively lower sales volumes in the newer stores translated into higher unit costs.

     Operating costs increased year to year by 30%, or $1,412,665. Of this increase, $828,122 was attributable to the acquisition of the new stores in Dayton, Toledo and Nashville as well as the effect of the 5 original Pittsburgh stores being open 12 months during 1995, versus 6 months in 1994 ($447,957). The largest component of this category of expense is store rent.

     Interest expense increased by $244,919, or 119% due to the Company's capital investment program and associated Citicorp financing (see discussion below).

     Expenses of depreciation and amortization increased primarily due to the effect of depreciation ($289,109) on assets associated with the acquisitions in Pittsburgh, Dayton, Toledo and Nashville. Increased depreciation was recorded in Carolina and Nashville where previously leased service stations were acquired.

     Selling, general and administrative expenses increased $1,231,646 or 63%. Selling costs increased $430,349 or 60% as the advertising budget was increased to approximately 4% of total sales (which increased) during 1995, versus 3.1% incurred during 1994. Costs of administration increased $328,830 or 58% in 1995, primarily due to increased costs associated with being a publicly held company (shareholder services, SEC related costs and increased legal and accounting services).

     Regional costs increased $468,686 primarily due to three new regional areas being established ($153,772) as well as increased costs for planned and accomplished supervisory staff increases in anticipation of current and future center development which were incurred ($75,216). Other costs were generally in line with increased sites (60 at year end, versus 36 at the previous year end).

     Other income decreased in 1995 by $102,456 as a one-time "first refusal" right was sold in 1994 for $100,000 - not repeated in 1995.

     Provisions for income taxes represent approximately 40% of taxable income in both years.

     Dividends on Series A redeemable preferred stock (see discussion below) were accrued in the amount of $35,000 - there was no such charge in 1994.

Liquidity and Capital Resources

     On September 30, 1996, the credit facility with Citicorp Leasing, Inc. was changed to a term loan in the amount of $13,212,237 as provided for in the agreement.

     As of December 31, 1996, the Company had cash and short term assets of $5,213,281 and short term obligations (including the current portion of long term debt) of $5,335,200 for net working capital deficiency of $121,919. Cash provided by operations amounted to $1,677,138. $11,106,005 was invested in purchases of property, plant and equipment in furtherance of the Company's expansion program. In addition, $1,548,191 was invested in the purchase of new centers in Lansing, Michigan. $1,049,627 was disbursed for license fees, deposits and costs associated with the opening of new service centers. New debt in the amount of $4,719,981 was added, primarily from Citicorp to finance the expansion. Additionally, Class A Stock was issued in 1996 for $5,345,938; Pennzoil purchased $5,000,000 in Class A Stock with the remaining issue done through a private placement with two of its Directors. Debt totaling $315,203 was repaid according to terms of the agreement.

     As of December 31, 1995, the Company had cash and short term assets of $4,143,399 and short term obligations (including current portion of long term debt) of $3,266,336 for net working capital of $877,063. Cash provided by operations amounted to $2,090,130. Of these funds, $10,081,718 were invested in purchases of property, plant and equipment in furtherance of the Company's expansion program; $1,887,210 was invested in the purchase of the new centers in Dayton, Toledo and Nashville; construction in progress increased from year end to year end by $1,397,595 and $538,571 was disbursed for loan acquisition costs. Incomplete construction in progress at year-end will require approximately $5 million for completion - these funds are available through Citicorp financing discussed above. New debt was added, primarily from Citicorp (see discussion above) part of whose proceeds went for the retirement of preexisting debt. Additionally, the Pennzoil bridge loan discussed above was converted to redeemable preferred stock ($2,000,000).

     Based on the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available facilities will be sufficient to enable the Company to meet its anticipated cash requirements for the foreseeable future, including for debt service. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, or selling assets.

Item 8 - Consolidated Financial Statements and Supplementary Data


Page

Consolidated Financial Statements:

  Independent Auditor's Report                                             16

  Consolidated Balance Sheets as of December 31, 1996 and 1995             17

  Consolidated Statements of Income (Loss) for the years ended
    December 31, 1996, 1995 and 1994                                       18

  Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1996, 1995 and 1994                                19

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994                                 20

   Notes to Consolidated Financial Statements                              22

Financial Statement Schedule:

  All schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Lucor, Inc. and Subsidiaries
Raleigh, North Carolina


We have audited the accompanying consolidated balance sheets of Lucor, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of Lucor, Inc. and subsidiaries for the year ended December 31, 1994, were audited by other auditors whose report thereon dated February 22, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucor, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                   KPMG Peat Marwick LLP
Raleigh, North Carolina
March 7, 1997, except for the
 last sentence of note 6, which
 is dated April 11, 1997

                                   LUCOR, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                   December 31, 1996 and 1995

                                 Assets                                       1996            1995
                                 ______                                       ____            ____
Current assets:
    Cash and cash equivalents (note 14)                                 $    2,052,417     2,344,484
    Accounts receivable, trade, net of allowance for doubtful
     accounts of $34,245 and $2,559 at December 31, 1996 and
     1995, respectively                                                        233,553       130,540
    Accounts receivable, other (including receivables from
     affiliates of $134,363 and $52,173 at December 31, 1996
     and 1995, respectively)                                                   257,601       100,962
    Income tax receivable                                                      556,364       231,008
    Inventories                                                              1,832,658     1,126,302
    Prepaid expenses                                                           280,688       210,103
                                                                          ____________   ___________
        Total current assets                                                 5,213,281     4,143,399
                                                                          ____________   ___________
Property and equipment, net of accumulated
   depreciation (notes 3 and 6)                                             22,506,488    14,246,603
                                                                           ___________   ___________
Other assets:
    Goodwill, net of accumulated amortization of $188,561
     and $96,965 at December 31, 1996 and 1995,
     respectively                                                            2,709,796     1,378,951
    License, application, area development, loan acquisition,
     non-compete agreements and organization costs, net of accumulated amortization of $756,171 and $547,614 at December 31, 1996
     and 1995, respectively                                                  1,833,807     1,708,808
    Security deposits and pre-opening costs, net of accumulated amortization of $581,942 and $29,823 at December 31, 1996
      and 1995, repectively                                                    364,237       200,285
                                                                            __________    __________
                                                                             4,907,840     3,288,044
                                                                            __________    __________
                                                                          $ 32,627,609    21,678,046
                                                                            ==========    ==========

                             Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt (note 6)                                 969,893       328,121
    Current portion of capital lease (note 8)                                   22,664           -
    Accounts payable                                                         2,803,146     2,243,287
    Accrued expenses:
     Payroll                                                                   637,744       290,386
     Property taxes                                                            189,898       195,301
     Other                                                                     676,855       174,241
     Preferred dividend                                                         35,000        35,000
                                                                            __________    __________
        Total current liabilities                                            5,335,200     3,266,336
                                                                            __________    __________

Long-term debt, net of current portion (note 6)                             15,831,727    12,068,721
Capital lease, net of current portion (note 8)                                  49,110          -
Deferred taxes  (note 4)                                                       423,594       130,237
                                                                            __________    __________
        Total long-term liabilities                                         16,304,431    12,198,958
                                                                            __________    __________
Series A redeemable preferred stock (note 10)                                2,000,000     2,000,000
                                                                            __________    __________
Stockholders' equity (notes 9, 11, 12 and 13):
    Preferred stock, $.02 par value, ($.10
     liquidation preference), authorized 5,000,000
     shares, issued and outstanding, none                                        -               -
    Common stock, Class "A", $.02 par value,
     authorized 5,000,000 shares, issued and outstanding
     2,099,733 and 1,243,256 shares at December 31, 1996
     and 1995, respectively                                                     41,994        24,864
    Common stock, Class "B", $.02 par value,
     authorized 2,500,000 shares, issued and outstanding
     702,155 shares at December 31, 1996 and 1995                               14,043        14,043
    Additional paid-in capital                                               8,501,062     2,904,254
    Treasury stock at cost (760 shares at December 31, 1996)                    (3,437)          -
    Retained earnings                                                          434,316     1,269,591
                                                                            __________    __________
        Total stockholders' equity                                           8,987,978     4,212,752
                                                                            __________    __________

Commitments and contingencies (notes 7 and 8)
                                                                          $ 32,627,609    21,678,046
                                                                            ==========    ==========
See accompanying notes to consolidated financial statements.


                                     LUCOR, INC. AND SUBSIDIARIES
                                Consolidated Statements of Income (Loss)
                              Years ended December 31, 1996, 1995 and 1994


                                                              1996           1995           1994
Net sales                                               $  37,772,799   $  28,153,521    $  20,566,519
Cost of sales (note 5)                                      8,951,465       6,748,266        4,947,670
                                                          ___________     ___________      ___________
        Gross profit                                       28,821,334      21,405,255       15,618,849
                                                          ___________     ___________      ___________

Costs and expenses:
    Direct                                                  14,059,886      10,020,278       6,749,017
    Operating (note 5)                                       7,286,260       6,053,513       4,640,848
    Depreciation and amortization                            2,001,300         848,301         442,116
    Selling, general and administrative                      5,455,291       3,183,110       1,951,464
                                                           ___________     ___________     ___________
                                                            28,802,737      20,105,202      13,783,445
                                                           ___________     ___________     ___________

        Income from operations                                  18,597       1,300,053       1,835,404
                                                           ___________     ___________     ___________

Interest expense                                            (1,176,149)       (450,471)       (205,552)
Other income                                                   192,558          72,097         174,553
                                                           ____________    ___________     ___________
                                                              (983,591)       (378,374)        (30,999)
                                                           ___________     ___________     ___________

        Income (loss) before provision for income taxes       (964,994)        921,679       1,804,405

Income tax expense (benefit) (note 4)                         (263,006)        381,436         716,410
                                                           ___________     ___________     ___________

        Net income (loss)                                     (701,988)        540,243       1,087,995

Preferred dividend                                            (133,287)        (35,000)          -
                                                           ___________     ___________     ___________
       Net income (loss) available to common
         shareholders                                     $   (835,275)  $     505,243     $ 1,087,995
                                                            ==========      ==========      ==========
Weighted average number of shares                         $  2,451,683       1,944,618       1,757,985
                                                            ==========      ==========      ==========

Net income (loss) per common share and common
   share equivalent (note 13)                           $        (.34)   $         .26     $       .62
                                                           ==========        =========       =========


See accompanying notes to consolidated financial statements.

                                        LUCOR, INC. AND SUBSIDIARIES
                            Consolidated Statements of Stockholders' Equity
                              Years ended December 31, 1996, 1995 and 1994


                                               Preferred Stock                  Common Stock           Additional
                                            Number                     Number of shares                  paid-in
                                           of shares    Par value   Class "A"   Class "B"    Par value   capital
                                           _________    __________  ________    ________    __________ __________
Balance at December 31, 1993                    -        $    -      993,648     702,155    $  33,915   2,035,120
Sale of stock (note 9)                          -             -      100,000        -           2,000     419,041
Exercise of stock options (note 12)             -             -       62,500        -           1,250      11,250
Conversion of note payable (note 9)             -             -       79,048        -           1,581     413,419
Employee stock bonuses (note 12)                -             -        6,940        -             139      36,296
Net income                                      -             -         -           -            -           -
                                           __________    ________  _________   _________    _________   _________
Balance at December 31, 1994                    -             -    1,242,136     702,155       38,885   2,915,126
Stock issued for employee bonuses
and directors' fees (note 12)                   -             -        1,120        -              22       9,218
Stock issuance costs                            -             -         -           -            -        (20,090)
Net income                                      -             -         -           -            -           -
Preferred dividend                              -             -         -           -            -           -
                                           __________    ________  _________   _________    _________   _________
Balance at December 31, 1995                    -             -    1,243,256     702,155       38,907   2,904,254
Stock issued for directors' fees (note 12)      -             -        1,000        -              20       7,480
Exercise of stock options (note 12)             -             -        2,000        -              40      10,460
Sale of stock to Directors (note 9)             -             -       55,000        -           1,100     342,650
Sale of stock to Pennzoil (note 9)              -             -      759,477        -          15,190   4,986,998
Repurchase of shares                            -             -         -           -            -          -
Purchase of Lansing units (note 7)              -             -       39,000        -             780     249,220
Net (loss)                                      -             -         -           -            -          -
Preferred dividend                              -             -         -           -            -          -
                                           __________    ________  _________   _________    _________   _________
Balance at December 31, 1996                    -       $     -    2,099,733     702,155     $ 56,037   8,501,062
                                           ==========   =========  =========    ========     ========   =========

                                            Treasury Stock       Retained
                                           Number                earnings
                                          of Shares    Cost     (deficit)
                                           _______   ________    _________
Balance at December 31, 1993                   -         -        (323,647)
Sale of stock (note 9)                         -         -            -
Exercise of stock options (note 12)            -         -            -
Conversion of note payable (note 9)            -         -            -
Employee stock bonuses (note 12)               -         -            -
Net income                                     -         -       1,087,995
                                           _______   ________    _________
Balance at December 31, 1994                   -         -         764,348
Stock issued for employee bonuses
and directors' fees (note 12)                  -         -           -
Stock issuance costs                           -         -           -
Net income                                     -         -        540,243
Preferred dividend                             -         -        (35,000)
                                           _______   ________   _________
Balance at December 31, 1995                   -         -      1,269,591
Stock issued for directors' fees (note 12)     -         -           -
Exercise of stock options (note 12)            -         -           -
Sale of stock to Directors (note 9)            -         -           -
Sale of stock to Pennzoil (note 9)             -         -           -
Repurchase of shares                          760     (3,437)        -
Purchase of Lansing units (note 7)             -         -           -
Net (loss)                                     -         -       (701,988)
Preferred dividend                             -         -       (133,287)
                                           _______   ________   _________
Balance at December 31, 1996                  760     (3,437)     434,316
                                             ====    =======     ========

See accompanying notes to consolidated financial statements.

                                        LUCOR, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                               Years ended December 31, 1996, 1995 and 1994

                                                                      1996           1995       1994
                                                                      ____           ____       ____
Cash flows from operations:
    Net income (loss)                                          $    (701,988) $    540,243  $ 1,087,995
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      (Gain) loss on sale of property and equipment                  (47,942)         (178)        -
      Depreciation and amortization of property and
        equipment                                                  1,149,028       671,553      373,470
      Amortization of intangible assets and pre-operating costs      852,272       176,748       68,646
      Stock issued as employee bonuses and
        directors' fees                                                7,500         9,240       36,435
      Changes in assets and liabilities:
        Increase in accounts receivable, trade                      (103,013)      (25,213)     (29,274)
        Decrease (increase) accounts receivable, other              (156,639)      (40,279)      24,581
        Increase in inventories                                     (623,924)      (57,548)    (111,704)
        Decrease (increase) prepaid expenses                         (70,585)     (143,386)      40,292
        Increase in income tax receivable                           (325,356)     (231,008)        -
        Increase in accounts payable and accrued
        expenses                                                   1,404,428     1,445,769      627,298
        Increase (decrease) income taxes payable                        -         (386,048)     217,105
        Increase in deferred tax liability                           293,357       130,237         -
                                                                   _________     _________    _________
          Net cash provided by operating activities                1,677,138     2,090,130    2,334,844
                                                                   _________     _________    _________
Cash flows from investing activities:
    Purchase of property and equipment                           (11,106,005)  (10,081,718)    (443,512)
    Acquisition of additional service centers                     (1,548,191)   (1,887,210)    (400,000)
    Acquisition of area development agreement
     and other intangible assets                                    (333,556)     (386,774)    (430,000)
    Increase in security deposits                                    (19,649)         (106)        (331)
    Pre-opening costs                                               (696,422)     (158,424)        -
    Proceeds from sale of property and equipment                     173,950         1,577        8,321
    Decrease (increase) in construction in progress                1,939,702    (1,397,395)    (957,074)
                                                                   _________    __________    _________
         Net cash used in investing activities                   (11,590,171)  (13,910,050)  (2,222,596)
                                                                  __________    __________    _________
Cash flows from financing activities:
    Proceeds from the exercise of stock options                       10,500          -          12,500
    Repurchase of common stock                                        (3,437)         -            -
    Proceeds from issuance of common stock                         5,345,938          -         421,041
    Proceeds from issuance of Series A redeemable
     preferred stock                                                   -         2,000,000         -
    Loan origination costs                                             -          (538,571)        -
    Dividend paid                                                   (133,287)         -            -
    Stock issuance costs                                               -           (20,090)        -
    Repayments of capital lease                                       (3,526)         -            -
    Proceeds from borrowings                                       4,719,981    15,870,591      500,000
    Repayments of debt                                              (315,203)   (5,160,441)    (375,294)
                                                                   _________    __________    _________
        Net cash provided by financing activities                  9,620,966    12,151,489      558,247
                                                                   _________    __________    _________
        Increase (decrease)  in cash and cash equivalents           (292,067)      331,569      670,495

Cash and cash equivalents at beginning of period                   2,344,484     2,012,915    1,342,420
                                                                  __________     _________    _________

Cash and cash equivalents at end of period                       $ 2,052,417   $ 2,344,484  $ 2,012,915
                                                                   =========     =========    =========


                                        LUCOR, INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows, Continued
                                Years ended December 31, 1996, 1995 and 1994

                                                                    1996          1995        1994
                                                                    ____          ____        ____

Supplementary disclosures:
   Interest paid, net of amounts capitalized                     $ 1,052,041   $   441,804  $   205,552
                                                                   =========     =========    =========
    Income tax paid                                              $    23,425   $   868,256  $   502,605
                                                                   =========     =========    =========

Acquisition of units:
    Inventory acquired                                           $    82,432   $   297,644  $    81,847
    Fair value of other assets acquired,
     principally property and equipment                              293,318       475,232      242,985
    Value of stock issued                                           (250,000)         -            -
    Goodwill                                                       1,422,441     1,114,334       75,168
                                                                  __________     _________     ________
    Cash paid                                                    $ 1,548,191   $ 1,887,210   $  400,000
                                                                  ==========    ==========     ========


Supplementary schedule of non-cash financing
   and investing activities:
    Issuance of common stock in settlement
     of note payable                                              $     -      $     -       $  415,000
                                                                   =========     ========      ========

    Capital lease                                                 $   75,300   $     -       $     -
                                                                   =========     ========      ========


See accompanying notes to consolidated financial statements.


                             LUCOR, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
                              December 31, 1996 and 1995


(1)         Nature of Business

 Lucor, Inc. (the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube". As of December 31, 1996, the Company operated ninety-four service centers in six states, including twenty-five service centers in the Raleigh-Durham, North Carolina ADI (Geographic Area of Dominant Influence defined in the Arbitron Ratings Guide for television markets), twenty-one service centers in the Cincinnati, Ohio ADI (which includes northern Kentucky), eighteen service centers in the Pittsburgh, Pennsylvania ADI, twelve service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, seven service centers in the Nashville, Tennessee area, and six service centers in the Lansing, Michigan area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development and franchise agreements with JLI. These franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the fifteen of the following month, a practice followed by the Company. The Company purchases, leases as well as constructs these service centers. The Company has a continuing obligation to purchase from Pennzoil Products Company 85% of the Company's motor oil and automotive filter requirements for its service centers. The Company operated 60 and 36 service centers at December 31, 1995 and 1994, respectively.

(2)         Summary of Significant Accounting Policies

 Basis of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

 Cash and Cash Equivalents

 The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Inventories

 Inventories of oil, lubricants and other automobile supplies are stated at the lower of cost (first-in, first-out) or market.

(2)         Summary of Significant Accounting Policies, Continued

 Property and Equipment

 Property and equipment are recorded at cost. The Company changed its method of depreciation for equipment, signs and point of sales systems from the double declining balance method to the straight-line method for assets purchased in 1996. In addition, the Company changed the life over which equipment is depreciated from five years. Management made these changes to reflect more closely the life of the assets and their depreciating value over the periods. The change in the method and lives of depreciating equipment increased net income by $463,389. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful lives of the related assets. The Company capitalized interest of $124,108 and $133,191 in 1996 and 1995, respectively, as an additional cost of buildings. No interest was capitalized in 1994.

 Amortization

 Amortization of other assets is being computed using the straight-line method over the following lives:
                                                    Years

        Goodwill                            15, 20 and 40
        License fees                        10, 15 and 20
        Organization costs                  5
        Area development agreement          4.5, 10 and 13
        Application fees                    20
        Loan acquisition costs              8 and 9
        Non-compete agreements              5 and 10
        Pre-opening costs                   0.5 and 2

   Useful lives of pre-opening costs incurred subsequent to January 1, 1996 were shortened from two years to six months, resulting in additional amortization expense during the year ended December 31, 1996 of $358,262.

   Income Taxes

   The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

(2)         Summary of Significant Accounting Policies, Continued


   Advertising

   The Company expenses the cost of advertising as incurred.

   Loan Acquisition Costs

   The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt.

   Earnings Per Share

   Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during the period. When dilutive, options and warrants are included as common equivalent shares using the treasury stock method.

   Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

  Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

(3)         Property and Equipment

 Major classifications of property and equipment together with their estimated useful lives are summarized below:

                                                             Lives
                                  1996           1995       (years)
    Land                    $  4,379,053     2,979,944    N/A
    Buildings                 11,017,083     5,935,319    31.5
    Point of sale systems        289,488       152,848    5
    Equipment                  5,666,207     2,798,149    5 and 10
    Furniture and fixtures       337,058       225,474    7
    Signs                        505,995       253,062    7
    Transportation equipment     336,329       302,204    5
    Leasehold improvements     2,400,505     1,011,403    31.5 or remaining life
                                                          of lease
    Software                      75,300          -       Life of lease
    Construction in progress,
      including related land     704,859     2,644,561
                               _________    __________
                              25,711,877    16,302,964
    Accumulated depreciation  (3,205,389)   (2,056,361)
                              __________    __________
                            $ 22,506,488    14,246,603
                             ===========   ===========

(4)  Income Taxes

   The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                    1996        1995         1994
                                    ____        ____         ____
     Current expense:
        Federal                  $ (556,364)  $ 181,694   $ 560,483
        State                          -         69,506     155,927
                                  _________    ________     _______
                                   (556,364)    251,200     716,410
                                  _________    ________     _______
     Deferred expense:
        Federal                     230,466     110,041        -
        State                        62,892      20,195        -
                                  _________    ________    ________
                                    293,358     130,236        -
                                  _________    ________    ________
         Total                   $ (263,006)  $ 381,436  $  716,410
                                   ========    ========    ========

   The components of deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are as follows:

                                                 1996         1995
                                                 ____         ____
     Deferred tax assets:
        Accrued expenses                       $     -         3,010
        Allowance for doubtful receivable          13,594      1,012
        State net economic loss carryforwards     169,658     31,098
        Tax credit carryforward                   239,685        -
                                                _________    _______
         Total gross deferred tax assets          422,937     35,120
        Less valuation allowance                 (121,925)   (24,176)
                                                 ________    _______
         Net deferred tax assets                  301,012     10,944

     Deferred tax liabilities:
        Depreciation                             (724,606)  (141,181)
                                                 _________  ________
         Total gross deferred tax liabilities    (724,606)  (141,181)
                                                 _________  ________

         Net deferred tax liability           $  (423,594)  (130,237)
                                                =========   ========

   It is management's opinion that it is more likely than not that the net deferred tax assets will be realized. This conclusion is based on the fact that the tax credit carryforwards are available indefinitely, there is a fifteen year carryforward period for a portion of the state net economic loss carryforward and the reversal of the gross deferred tax liabilities. A valuation allowance has been recorded relating to state loss carryforwards that expire in three to five years.

   The reasons for the difference between actual income tax expense for the years ended December 31, 1996, 1995 and 1994 and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                     1996              1995            1994
                                 ______________  _______________  ______________
                                          % of             % of            % of
                                         pretax           pretax          pretax
                                 Amount earnings  Amount earnings Amount earnings
                                _______ ________  ______ ________ ______ ________
   Income tax (benefit) expense
    at statutory rate        $ (328,097) (34.0%) $ 313,371 34.0% $ 613,498  34.0%
   State income taxes,
    net of federal income        41,509    4.3      59,203  6.4    102,912   5.7
    tax benefit
   Other, net                    23,582    2.4       8,862  1.0       -       -
                              _________  ______   ________ ____   ________  ____
    Income tax (benefit)
     expense                 $ (263,006) (27.3%) $ 381,436 41.4% $ 716,410  39.7%
                              =========  =====     ======= =====   =======  ====

(5)         Related Party Transactions

 The Company, through its subsidiaries, entered into management agreements (as amended September 9, 1993) with CFA Management, Inc. ("CFA") which is owned by certain stockholders of the Company, to operate, manage and maintain the subsidiaries' service centers. The management agreements for the entities expire on various dates through 2002. These agreements may be extended. For its services, CFA Management, Inc. receives a percentage of annual gross sales calculated on the basis of all service centers as follows:

                        Number of        Management fee
                    service centers     per service center

                         1 - 34               4.50%
                        35 - 70               3.00%
                       71 - 100               2.25%
                     More than 100            1.50%

   Management fees paid in 1996, 1995 and 1994 were $804,815 and $1,189,800 and $923,864, respectively. CFA agreed to reduce the 1996 management fee by $500,000. CFA agreed to this one time fee reduction in recognition of the downward pressure on net income caused by the relatively large number of new, unstabilized stores. Management estimates that a store requires an average of twenty-four months to stabilize its customer base. Further adjustment of management fees is not contemplated. Included in accounts payable at December 31, 1996 was an amount due of approximately $115,000.

   The Company purchases gasoline additive products from Oil Handlers, Inc. which is owned by stockholders of the Company. Purchases of these products amounted to $250,964, $210,536 and $158,486 in 1996, 1995 and 1994,
   respectively.

   The Company purchased oil, oil filters and other inventory items from Pennzoil Products Company (PPC) in the amount of $3,957,925 during the year ended December 31, 1996. In addition to these purchases, the Company paid rent in the amount of $92,556 and dividends on preferred stock of $133,287 to PPC during the year ended December 31, 1996. Included in accounts payable at December 31, 1996 was an amount due of $829,879.

 The Company paid or received the following amounts to Jiffy Lube
 International, a subsidiary of PPC, during the year ended December 31, 1996:

                                        Paid (Received)

        Royalties                        $  1,514,977
        Rent                                2,160,160
        Operating expenses                    293,757
        License and franchise fees            257,500
        Fleet payments                     (1,305,621)
        Grand opening rebates                (110,304)
        Sears charge credits                 (100,950)

(6)         Long-Term Debt

 Long-term debt consists of:

                                                               December 31,
                                                            1996        1995
                                                            ____        ____
   Note payable, Citicorp Leasing, Inc., in monthly
    installments beginning October 31, 1996, including
    interest at Eurodollar plus 2.9%, secured by real
    property of the Company (a)                         $ 13,158,608  $ 8,534,756
   Note payable, Citicorp Leasing, Inc., in monthly
    installments including interest at Eurodollar plus
    2.9%, secured by real property of the Company (b)      3,266,750    3,430,008
   Note payable, Centura Bank, in monthly installments
    of $5,145, including interest at 9.25%, secured by
    real property of the Company                             376,262      360,966
   Notes payable, Centura Bank, repaid during the year
    ended December 31, 1996                                     -          71,112
                                                         ___________  ___________
                                                          16,801,620   12,396,842
   Less current portion                                     (969,893)    (328,121)
                                                         ___________   __________

                                                        $ 15,831,727  $ 12,068,721
                                                          ==========   ===========

   The following are the maturities at December 31, 1996 of long-term debt for each of the next five years and in the aggregate.

                                           December 31,
                                           ____________

        1997                             $    969,893
        1998                                  977,054
        1999                                1,060,453
        2000                                1,418,623
        2001                                1,222,667
        Thereafter                         11,152,930
                                          ___________
                                         $ 16,801,620
                                          ===========

 (a)During 1995 the Company entered into a Loan and Security agreement with Citicorp Leasing ("Lender"). The line of credit in the amount of $13,212,237 was converted to a term loan on October 1, 1996. The principal amount of this term loan is to be repaid in 144 consecutive installments commencing on October 31, 1996. The rate of interest is to equal to the Eurodollar rate plus 2.9% (8.56% and 8.65% at December 31, 1996 and 1995, respectively).

 (b)The principal amount of the term loan is to be repaid in 108 consecutive installments commencing on August 31, 1995 with a balloon payment of approximately $1.3 million in July 2004. The rate of interest is to equal to the Eurodollar rate plus 2.9% (8.56% and 8.65% at December 31, 1996 and 1995, respectively).

     These loans contain restrictive covenants pertaining to net worth, debt coverage and the current ratio. The Company was in compliance or had received waivers in relation to these covenants at December 31, 1996.

(7)         License and Area Development Agreements

 The Company operates Jiffy Lube service centers under individual franchise agreements that are part of broader exclusive development agreements with JLI, the franchisor. The exclusive development agreements require the Company to identify sites for and develop a specific number of service centers in specific territories and the separate franchise agreements each provide the Company the right to operate a specific service center for a period of 20 years, with two, 10-year renewal options.

 Each development agreement grants the Company exclusive rights to develop and operate a specific number of service centers within a defined geographic area, provided that a certain number of service centers are opened over scheduled intervals.


 Raleigh-Durham

 The Company has satisfied its obligations to develop service centers under its Area Development Agreement for the Raleigh-Durham market area, and currently has a right of first refusal to develop any additional service centers which JLI may propose to develop or offer to others in this market. This right extends to December 31, 2006 in the Raleigh-Durham market.

 Pittsburgh

 Under its area development agreement for the Pittsburgh area, the Company has satisfied its obligations to develop eight service centers by June 30, 2000. The Company has the right to develop service centers in its Pittsburgh territory through June 30, 2004. After that date, the franchisor may develop or franchise others to develop service centers in the Company's territory but only after providing the Company with the first right of refusal to develop any such centers, which right extends through June 30, 2019.

(7)         License and Area Development Agreements

 Cincinnati and Other Areas

 The Company has satisfied its obligations to develop service centers under its Area Development Agreement for the Cincinnati market area, and currently has a right of first refusal to develop any additional service centers which JLI may propose to develop or offer to others in this market. This right extends to December 31, 2000 in the Cincinnati market area.

 On August 1, 1995, the Company amended its Area Development Agreement for the Cincinnati market area to include Toledo, Dayton and Nashville areas and operate a specific number of centers within the defined geographical areas until July 31, 2004. The Company has satisfied its development obligation. The Company has a first right of refusal to develop service centers until July 31, 2019.

 Lansing

 On May 1, 1996, the Company purchased substantially all of the assets of Quick Lube, Inc. which included six service centers in the Lansing, Michigan area. The Company has not entered into an Area Development agreement regarding Lansing. During the year ended December 31, 1995, Quick Lube, Inc. had net sales of $3,219,023 and operating income of $219,637. If the purchase had occurred as of January 1, 1995, Quick Lube, Inc. would have incurred additional management fees of $96,571 during the year ended December 31, 1996. Included in Lucor's net sales for the year ended December 31, 1996 are net sales for these service centers of $2,049,429.

 The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 1977, the initial franchise fee ranges from $12,500 to $25,000.

(8)         Commitments and Contingencies

 During 1996, the Company leased software costing $75,300 under a capital lease agreement which expires in 1999. The software associated with this capital lease was not placed in service until January 1, 1997, and was accordingly not amortized during the year ended December 31, 1996.

 The Company has entered into operating leases for the buildings and improvements used in the service centers. Substantially all of the leases are net leases. Several of the leases stipulate rent increases based on various formulas for cost of living, percentage of sales, and cost of money increases.

   Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments at December 31, 1996 are:

                                                Operating   Operating
                                                  leases      leases
                                                   with        with
                                               non-related    related     Capital
                                                  parties     parties     leases
                                               ___________  __________   ________

   1997                                         $  1,434,825  2,079,825    29,909
   1998                                            1,450,606  2,092,299    29,909
   1999                                            1,469,753  2,115,876    24,728
   2000                                            1,476,159  2,085,086      -
   2001                                            1,504,759  1,931,681      -
   Thereafter                                     20,231,222 21,203,367      -
                                                 ___________ __________   _______
   Total minimum lease payments                 $ 27,567,324 31,508,134    84,546
                                                 =========== ==========
   Less amounts representing interest
    (at 11.76%)                                                            12,772
                                                                          _______
   Present value of future minimum lease payments                          71,774
   Less current portion of obligations under
    capital leases                                                         22,664
                                                                          _______
   Capital lease obligations, less current portion                      $  49,110
                                                                         ========

   Rent expense, including contingent rentals, for the years ended December 31, 1996, 1995 and 1994 were $3,278,019, $2,458,570 and $1,995,971, respectively.

   As of December 31, 1996 and 1995, the Company had capital expenditure purchase commitments outstanding of approximately $860,000 and $5 million, respectively.

(9)         Common Stock

 The Company currently has two classes of common stock authorized.

 Class A common stock has one vote per share, but may be voted only in connection with: (i) the election of directors; (ii) the sale lease, exchange, or other disposition of all, or substantially all, of the Company's assets; and (iii) the removal of CFA Management, Inc. or a successor management company under a Management Agreement with a subsidiary. Class B shareholders have the right to elect a majority of the Directors of the Company. All shares of Class B common stock have equal voting rights and have one vote per share in all matters to be voted upon by the shareholders.

 Class B shareholders have preemptive rights. Upon the sale for cash of shares of any class of common stock of the Company, each Class B shareholder has the right to purchase that number of shares offered at the offering price, so that Class B shareholders are entitled to maintain their overall pro rata holdings of common stock. Holders of Class A common stock and preferred stock have no preemptive rights.

 In December 1994, the Company, in a public stock offering, issued 100,000 units, at $5.25 per unit, comprised of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.00 per share by tendering cash. Proceeds from the offering, net of commissions and related costs of $102,333, were $421,041. The warrants are exercisable within 3 years of issuance. The Company may redeem the warrants at a price of $.02 per warrant with 60 days notification prior to either expiration or exercise of the warrants. 100,000 shares of common stock are reserved for issuance upon the exercise of the warrants. There were 99,500 warrants in relation to these shares outstanding at December 31, 1996.

 During 1994, a note payable in the amount of $415,000 was converted to 79,048 shares of common stock.

 On June 3 1996, the Company sold 759,477 of Class A common stock shares at fair market value to PPC. At December 31, 1996, PPC owned 35% of the Class A common stock.

 In May 1996, the Company sold 55,000 shares of Class A common stock to the directors of the Company at the fair market value of $6.25.

(10)        Series A Redeemable Preferred Stock

 During 1995 the Company entered into a stock purchase agreement with PPC, whereby the Company established 20,000 shares of Series A Redeemable Preferred Stock which were issued to PPC at a price of $100 each together with warrants to purchase 30,000 shares of Class A common stock at a price of $15 per share.

 The Company has the right and option at any time to redeem all, but not part, of the Series A Redeemable Preferred Stock by paying in full $100 ("Redemption Price") per share plus any accrued and unpaid dividends. At any time from and after the seventh anniversary of the date of issuance of the Series A redeemable Preferred Stock PPC shall have the right to cause the Company to redeem all, but not part of the Series A Redeemable Preferred Stock by paying the Redemption Price.

 The holders of Series A Redeemable Preferred Stock shall be entitled to receive cumulative dividends accruing from the date of issuance at the rate of $7 per share per annum, payable semiannually on March 31, and September 30, of each year. If, at any time, the Company fails to make a semiannual dividend payment on any payment date for any period for which the applicable coverage ratio exceeded 1.25 to 1 and the Company is permitted under the terms of its Credit Facilities to pay dividends, the dividend rate shall increase by $0.50 per share per annum. The increased dividend rate shall remain in effect until the earlier of the date all accrued dividends are paid in full or until all outstanding shares of Series A Redeemable preferred stock are redeemed at the Redemption Price. The Company paid dividends of $133,287 during the year ended December 31, 1996.

 The holders of the Series A Redeemable preferred stock shall have no voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of each share of the Series A Redeemable preferred stock have be entitled to an amount per share equal to the original price of the Series A Redeemable preferred stock plus accumulated dividends up through and including the payment date before any payment shall be made to the holders of any stock ranking on liquidation junior to the Series A Redeemable preferred stock, including the common stock.

(11)        Preferred Stock

 The Company also has non-redeemable preferred stock with a par value of $0.02. As of December 31, 1996 and 1995, 5,000,000 shares are authorized, but no shares had been issued or were outstanding.

(12)        Stock Plans

 1991 Nonqualified Stock Plan

 The Company has adopted a non-qualified stock plan (as amended) (1991 plan) with 150,000 shares of Class "A" common stock reserved for the grant of stock or options to key employees, officers and directors of the Company. Option prices may be less than the fair market value of the common stock on the date the options are granted. As of December 31, 1993, options for an additional 62,500 shares were granted. During the year ended December 31, 1994, the vesting of the options granted in 1992 were accelerated and the options were exercised. In addition, in 1994, an additional 6,940 shares were granted for bonuses. As of December 31, 1995, an additional 120 shares were granted for bonuses. During the year ended December 31, 1996, the vesting for these options was accelerated. The options will expire on June 14, 1997. All shares granted are subject to significant restrictions as to disposition by the optionee.

 1991 Nonqualified Stock Plan, Continued

 Changes in the shares authorized, granted and available under the 1991 plan are as follows:

                                          Authorized    Granted    Available
                                          __________    ________   _________
   Balance December 31, 1993                 112,500      62,500     50,000
    Granted ($5.25 per share)                   -         49,880    (49,880)
    Exercised (at prices ranging from $0.2
     to $5.25 per share)                     (69,440)    (69,440)      -
                                             _______      _______   _______
   Balance December 31, 1994                  43,060      42,940        120
    Granted ($8.25 per share)                   -            120       (120)
    Exercised ($8.25 per share)                 (120)       (120)      -
    Cancelled                                   -           (260)       260
                                             _______     _______    _______
   Balance December 31, 1995                  42,940      42,680        260
    Exercised ($5.25 per share)               (2,000)     (2,000)      -
                                             _______     _______    _______
   Balance December 31, 1996                  40,940      40,680        260
                                             =======     =======    =======

   Proceeds received from the exercise of stock options are credited to the Company's capital accounts. All of the options outstanding at December 31, 1996 are exercisable.

   Omnibus Stock Plan

   On December 27, 1994, the Company adopted, a stock award and incentive plan (the "Plan") which permits the issuance of options, stock appreciation rights
   (SARs), limited SARs, restricted stock, and other stock-based awards to directors and employees of the Company. The Plan reserves 600,000 shares of Class "A" common stock for grants and provides that the term of each award be determined by the committee of the board of directors (the "Committee") charged with administering the Plan. These shares are subject to certain transfer restrictions as determined by the committee.

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to a percent, as determined by the committee, of the amount by which the fair market value per share of stock exceeds the exercise price of the SAR.

   As of December 31, 1995, non-qualified options for 102,500 shares had been granted at option prices ranging from $5 to $6.87.

   During the year ended December 31, 1996, non-qualified options for 50,000 shares had been granted at option prices ranging from $6.50 to $8.

   At December 31, 1996 there were 600,000 shares authorized, 152,500 granted and 447,500 available under the Omnibus Stock Plan. Of these outstanding options, 58,750 were exercisable at December 31, 1996.

   Directors' Stock Award Plan

   On April 4, 1995, the Company adopted a stock award plan for the outside directors ("Directors' Plan"). The Directors' Plan reserves 15,000 shares of Class "A" common stock for issuance under awards to be granted under the Directors' Plan. The Company granted awards of 1,000 and 1,120 shares during the years ended December 31, 1996 and 1995, respectively. These options were exercised at the time of grant.

   At December 31, 1996, these were 15,000 shares authorized, 2,000 granted and exercised and 13,000 available under the Directors' Plan.

   Adoption of Statement of Financial Accounting Standards No. 123

   The Company has two fixed option plans which reserve shares of common stock for issuance to executives key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1996          1995
                                                     ____          ____

    Net income (loss), as reported              $ (835,275)      505,243
    Net income (loss), pro forma                  (923,435)      483,899
    Earnings (loss) per share, as reported           (0.34)         0.26
    Earnings (loss) per share, pro forma             (0.38)         0.25

   The pro forma effect on net income for 1996 and 1995 is not representative of the pro forms effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

    Expected dividend yield                          0%
    Expected stock price volatility               30.1%
    Risk-free interest rate                       6.21%
    Expected life of options                    5 years

   The weighted average fair value of options granted during 1996 and 1995 is $2.84 and $3,34, respectively, per share.

(13)        Net Income Per Common Share

 At December 31, 1996, there are 129,500 shareholder warrants outstanding, no preferred stock outstanding, and 193,180 stock options outstanding.

 The net income per common share and common equivalent share are calculated by deducting dividends applicable to preferred shares from net income and dividing the result by the weighted average number of shares of common share and common share equivalents outstanding during each of the years. The number of common shares was increased by the number of shares issuable upon the exercise of the stock option described in note 12 and this theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased for the treasury with the proceeds from the exercise of the options; these purchases were assumed to have been made at $7 and $5.25 and have been treated as outstanding at December 31, 1996 and 1995, respectively. Warrants are not included in the fully diluted earnings per share calculation for 1996, 1995 and 1994 because they are anti-dilutive. As earnings per share computed in this manner are not more than 3% diluted, earnings per share has been computed as earnings divided by the weighted average of common stock outstanding during 1996 and 1995 and common stock equivalents have not been used in the calculation.

(14)        Concentration of Credit Risk

 The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, cash balances in excess of the insurance limits totalled $373,771. In addition, the Company had a cash balance of $858,575 in a money market fund at December 31, 1996 which was not insured.


(15)        Profit Sharing Plan

 During 1994, effective for years beginning after January 1, 1995, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code ("Code") whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a discretionary matching contribution by the Company. Employees are eligible for the plan after being employed full time for six consecutive months. For the years ended December 31, 1996 and 1995, the Company contributed $46,387 and $42,305, respectively, to the plan.

(16)        Fair Value of Financial Instruments

 The Company's financial instruments are cash and cash equivalents, notes payable and long-term debt and various receivables and payables. The carrying values of these on-balance sheet financial instruments approximate fair value.

                                        LUCOR, INC. AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements, Continued




(17) Unaudited Quarterly Results

Unaudited quarterly financial information for 1996 and 1995 is set forth in the table below:



                           March                June            September             December
                     _________________   _________________  __________________   ________________
                       1996     1995       1996     1995      1996      1995       1996      1995
                       ____     ____       ____     ____      ____      ____       ____      ____
                                        All dollar amounts in thousands except per common share data
Net sales           $  7,897     5,593     9,414     6,410    10,055     7,882    10,408     8,268
Gross profit           6,011     4,231     7,183     4,857     7,702     6,009     7,926     6,308
Preferred dividend
 accrued                 (35)     -          (35)     -          (28)     -          (35)      (35)
Net income (loss)*      (207)      165      (211)      175      (219)      182      (198)      (17)
Earnings (loss) per
 common share*         (0.11)     0.08     (0.08)     0.09     (0.08)     0.09     (0.07)    (0.01)


*Net loss and loss per common share as previously reported for the quarters ended
June 30, 1996 and September 30, 1996 were ($158) and ($0.062) and ($160) and ($0.057), respectively).  The loss reflected above includes additional expense of ($0.021) and
($0.021) per common share for the quarters ended June 30, 1996 and September 30, 1996, respectively.  This additional expense is a result of excess interest expense capitalized during the second and the third quarter.

Item 9 - Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

None

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

   Reference is made to the information set forth in the section entitled "Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

   Reference is made to the information set forth in the section entitled "Directors and Executive Officers" in the Proxy Statement,which information is incorporated herein by reference.


Item 11 - Executive Compensation

   Reference is made to the information set forth in the section entitled "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

   Reference is made to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.


Item 13 - Certain Relationships and Related Transactions

   Reference is made to the information set forth in the sections entitled "Election of Directors" and "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

   Financial statements and financial statement schedule - see Index to Consolidated Financial Statements at Item 8 of this report.

(a)(1) and (a)(2) have been deleted.

(a)(3) Exhibits: Unless otherwise indicated, the following exhibits are incorporated herein by reference from the Registrant's Registration Statement on Form S-1, File No. 33-71630, and made a part hereof by such reference.

Exhibit
Number       Exhibit Description

3.1          Articles of Incorporation
3.2          By-Laws of the Registrant
3.3          Amendment to Articles of Incorporation
3.4          Amendment to Articles of Incorporation dated June 27, 1994
4.1          Form of Warrant Agreement
4.2          Form of Common Stock Certificate
4.3          Form of Warrant Certificate
10.1         Area Development Agreement - Carolina Lubes
10.2         Right of First Refusal - Carolina Lubes
10.3         Area Development Agreement and Amendment - Cincinnati Lubes
10.4 Standard form of Franchise Agreement with standard form of Amendment to License Agreement
10.5         Standard License Agreement with Amendment
10.6 Citicorp Leasing Credit Facility form of preferred stock with designation of rights, and form of Sales Agreement
10.7 Amended and Restated Management Agreement of August 1988 with Amendments of September 1993 with Carolina Lubes, Cincinnati Lubes and CFA Management.
10.8         Deed, Note & Loan Agreement, Milbrook - Carolina Lubes
10.9         Lucor, Inc. Amended and Restated 1991 Non-Qualified Stock
             Plan
10.10        Standard Lease of Inspection Equipment - Carolina Lubes
10.11        Franchise Agreement, Jiffy Lube - Pittsburgh Lubes
10.12        Area Development Agreement, Jiffy Lube - Pittsburgh Lubes
10.13        Management Agreement between Pittsburgh Lubes, Inc. and CFA
             Management, Inc.
10.14        Lucor, Inc. Omnibus Stock Plan
10.15        Carolina Lubes First Right of Refusal Agreement with Jiffy
             Lube International, Inc. dated December 12, 1994
10.16        Commercial Note - Centura Bank, Pershing Road
10.17        Assignment and Assumption Agreement - P.B. Lubes and
             Carolina Lubes


*  Filed herewith.

Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            LUCOR, INC.


                               /s/ Stephen P. Conway
                            By _______________________________________
                                 Stephen P. Conway, Chairman and Chief
                                                Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of April, 1997.

/s/ Stephen P. Conway
__________________________  Chairman, Chief Executive Officer and Director
Stephen P. Conway           (Principal Executive Officer)

/s/ Jerry B. Conway
__________________________ President, Chief Operating Officer and Director Jerry B. Conway

/s/ Kendall A. Carr
__________________________  Vice President - Finance
Kendall A. Carr             (Principal Financial Officer)

/s/ Martin Kauffman
__________________________  Controller
Martin Kauffman             (Principal Accounting Officer)

/s/ D. Fredrico Fazio
__________________________  Director
D. Fredrico Fazio

/s/ Anthony J. Beisler, III
__________________________  Director
Anthony J. Beisler, III