Form 10-Q
period 1997-03-31
LUCOR INC /FL/
filed 1997-05-15
CIK 914791

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 1997

Commission File Number: 0-25164

                                    LUCOR, INC.

         Florida                                           65-0195259
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

790 Pershing Road, Raleigh, NC                                   27608
(Address of principal executive offices)                       (Zip Code)


                                  (919) 828-9511
                  Registrant's telephone number, including area code


(Former name, former address and former fiscal year, if changed since last reported)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past ninety days.   [X] Yes  [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     April 30, 1997   Class A Common Stock, par value $.02 per share

                           Shares Outstanding:   2,144,733

                           Class B Common Stock, par value $.02 per share

                           Shares Outstanding:     702,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                         PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1997 and December 31, 1996                  1

                    Consolidated Statements of Income
                    Three Months Ended March 31, 1997
                    and March 31, 1996                                    2


                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1997 and
                    March 31, 1996                                        3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     5

          Item 2.   Changes in Securities                                 5

          Item 3.   Defaults Upon Senior Securities                       5

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      5

          Item 5.   Other Information                                     5

          Item 6.   Exhibits and Reports on Form 8-K                      5

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


     ASSETS                            31-March-97        31-December-96
                                       ___________        ______________
Current assets:

Cash                                   $ 1,154,808          $ 2,052,417
Accounts Receivable                        499,283              491,154
Inventory                                2,106,264            1,832,658
Prepaid charges                            303,035              280,688
Income Tax Receivable                      795,667              556,364
                                       ___________          ___________
Total Current assets                     4,859,057            5,213,281
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            23,113,111           22,506,488
                                       ___________          ___________
Other assets:

Goodwill, licenses, application,
 area development and organization
 costs, net of accumulated
 amortization                            4,462,835            4,543,603
Security deposits and pre-opening
 expenses, net of accumulated
 amortization                              179,017              364,237
                                        __________          ___________
Total other assets                       4,641,852            4,907,840
                                        __________          ___________
Total assets                           $32,614,020          $32,627,609
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $   918,955          $   969,893
Current portion of capital lease            23,337               22,664
Accounts payable                         3,448,201            2,803,146
Accrued expenses                         1,140,757            1,504,497
Preferred dividend payable                       0               35,000
                                        __________          ___________
Total current liabilities                5,531,250            5,335,200
                                        __________          ___________
Long term debt, net of
  current portion                       15,764,847           15,831,727
Capital lease, net of
  current portion                           43,017               49,110
Deferred Taxes                             423,594              423,594
                                       __________          ___________

Total Long Term Liabilities             16,231,458           16,304,431
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     8,851,312            8,987,978
                                        __________          ___________
Total liabilities, equity              $32,614,020          $32,627,609
                                       ===========          ===========


                                    (1)

                       LUCOR, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                               THREE MOS           THREE MOS
                                ENDED               ENDED
                              31-MAR-97           31-MAR-96
                              __________           _________

Full service cars                280,409             222,437
                              ==========          ==========

Net sales                    $10,018,378         $ 7,896,603
Cost of sales                  2,309,933           1,885,820
                              __________         ___________
Gross profit                   7,708,445           6,010,783
                              __________         ___________
Costs and expenses:
 Direct                        3,838,697           2,912,914
 Operating                     2,099,489           1,719,122
 Depreciation                    618,387             324,341
 Selling, general, and
   administrative              1,368,212           1,197,690
                              __________         ___________
                               7,924,785           6,154,067
                              __________         ___________
Loss from operations            (216,340)           (143,284)
                              __________         ___________
Other income                       9,679              67,762
Interest expense                (356,537)           (208,666)
                              __________         ___________
Loss before provision
  for income taxes              (563,198)           (284,188)
Income tax benefit              (202,781)           (111,878)
                              __________          __________
Net loss                        (360,417)           (172,310)
Preferred dividend accrued      ( 35,000)           ( 35,000)
                              __________          __________
Net loss available to
  common shareholders         ($ 395,417)         ($ 207,310)
                              ==========          ==========
Weighted average number of
  shares outstanding           2,831,888           1,944,618
                              ==========          ==========
Net income per common
  share outstanding              ($ 0.14)            ($ 0.11)
                              ==========          ==========



                                     (2)

                        LUCOR, INC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three months ended



                                        31-Mar-97            31-Mar-96
                                       ___________          __________
Net cash provided by (used in)
  operating activities                 $   (39,099)         $ 1,181,740
                                       ___________          ___________

Cash flow from investing activities:

Purchase of property and equipment     ( 1,496,669)          (1,348,313)
Increase (decrease) in construction
   in progress                             570,702           (1,711,271)
Sale - Raleigh office building                                  116,000
Pre-investment in Lansing properties                            (78,296)
Franchise fees, goodwill, etc.             (33,055)          (  103,403)
                                       ___________           __________

Net cash provided by (used in)
   investing activities                (   959,022)         ( 3,125,283)
                                      ____________         ____________

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of debt                      (  523,238)          (  118,298)
Proceeds from borrowings                   400,000            1,288,904
Pennzoil preferred share dividend       (   35,000)          (   35,000)
Proceeds from issuance of common stock     258,750                    0
                                      ____________          ___________

Cash provided by (used in)
financing activities                       100,512            1,135,606
                                      ____________          ___________

Increase (decrease) in cash             (  897,609)          (  807,937)
Cash at beginning of period              2,052,417            2,344,484
                                      ____________          ___________

Cash at end of period                 $  1,154,808         $  1,536,547
                                      ============         ============




                                      (3)

                                   LUCOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Area of Dominant Influence (ADI) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, and Nashville, Tennessee. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of March 31, 1997 the Company had 96 centers in operation; as of December 31, 1996, 94 centers were in operation; and as of March 31, 1996 63 centers were in operation.

     The financial information as of March 31, 1997 and March 31, 1996 included herein is unaudited. However, such information reflects all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1996 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared with March 31, 1996

     The Company increased its number of service centers in operation from 63 to 96. Accordingly, consolidated net sales for the first three months rose 27%. During the first three months of 1997, 280,409 full service sales were performed versus 222,437 for the same period of 1996. Cars serviced per day per service center averaged 33 cars versus 39 cars during 1996. Management believes that a majority of the decrease in the number of cars per day is due to the impact of the new stores opened this year, which traditionally have lower car counts in the early stages of operation. Of the 96 stores open as of March 31, 1997, 27 stores (28%) have been opened less than one year. Net revenue per car serviced remained fairly constant increasing from $35.50 to $35.73 from the previous quarter one year ago.

     Cost of sales decreased as a percent of sales from 23.9% to 23.1% for the first three months ended March 31, 1997 versus March 31, 1996. The Company has been able to obtain lower prices for some of its major inventory items through quantity purchasing and other negotiations which is reflected in the lower cost of sales. Management believes that the new lower prices will continue to lower cost of sales for the entire year when compared to 1996. Direct costs rose slightly as a percent of sales reflecting, in part, the fixed store management costs associated with running a store operation which, as a percent of sales, is higher during the initial periods of the stores operation. Operating costs increased less rapidly than sales during the period. Depreciation and amortization charges increased for the period reflecting the Company's increased capital investment for store improvements and new store development. The amortization costs were higher than the prior year due to the amortization of cost associated with the opening of new stores. These costs are amortized over a six month period.

     Selling, general and administrative expenses increased 14% over the comparable three month period of 1996, but decreased as a percent of sales or car serviced basis. Over 90% of this increase relates to increased marketing expenditures by the Company. The Company has increased its marketing in conjunction with opening new stores. Other income decreased from the prior year. Other income in 1996 included a gain of $47,942 from the sale of the Company's former office in Raleigh, North Carolina.

     Interest expense increased, reflecting the higher level of borrowing to support the Company's capital expenditure program. Provision for income taxes was negative reflecting the negative taxable income. A charge for dividend payments due on the Company's redeemable preferred stock was made for each quarter.

     Funds provided by financing activities included the placement of debt of $400,000 plus the issuance of Class A common stock to two of the Company's Directors at market price for $258,750.


Liquidity and capital resources:

     Working capital, current assets less current liabilities, has decreased by $550,274 since the end of 1996. The decrease in working capital was expected as funds were used to build new store sites plus the increased requirements for inventory and equipment for these sites. The funding for these purchases has come from the issuance of additional stock, an increase in outstanding debt, less cash used in operations.

     The Company has nearly completed its current expansion program and it is expected that current funds on hand plus the income tax refund are expected to provide the immediate capital requirements of the expansion. Management believes that additional funds may be required to sustain its operations through the end of its expansion period and the time frame required for the new stores to reach their anticipated volumes. Management is currently discussing its requirements with its lenders to procure such financing. There can be no assurance that such financing will be available. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, or selling assets.

PART II - Other Information

Item 1.   Legal Proceedings:  None

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:  None

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K:  None


















                                       (5)

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of May 1997.


                         LUCOR, INC.

                         /s/ Stephen P. Conway
                         ________________________
                         Stephen P. Conway
                         Chairman, Chief Executive Officer,
                         and Director



                         /s/ Kendall A. Carr
                         ________________________
                         Kendall A. Carr
                         Chief Financial Officer