Form 10-Q
period 1997-06-30
LUCOR INC /FL/
filed 1997-08-14
CIK 914791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

Date:     August 5, 1997     Class A Common Stock, par value $.02 per share

                             Shares Outstanding:   2,144,733

                             Class B Common Stock, par value $.02 per share

                             Shares Outstanding:     702,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                         PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1997 and December 31, 1996                   1

                    Consolidated Statements of Income
                    Three Months Ended June 30, 1997
                    and June 30, 1996 and Six Months Ended
                    June 30, 1997 and June 30, 1996                       2


                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1997 and
                    June 30, 1996                                         3

                    Notes to Consolidated Financial
                    Statements           						  4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                	  6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     6

          Item 6.   Exhibits and Reports on Form 8-K                      6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


     ASSETS                            30-June-97         31-December-96
                                       ___________        ______________
Current assets:
Cash                                   $ 2,048,980          $ 2,052,417
Accounts Receivable                        573,409              491,154
Assets Held for Resale                     875,177                    0
Income Tax Receivable                      340,608              556,364
Inventory                                2,184,227            1,832,658
Prepaid charges                            312,432              280,688
                                       ___________          ___________
Total Current assets                     6,334,833            5,213,281
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            22,084,910           22,506,488
                                       ___________          ___________
Other assets:

Goodwill, licenses, application,
 area development and organization
 costs, net of accumulated
 amortization                            4,400,867            4,543,603
Security deposits and pre-opening
 expenses, net of accumulated
 amortization                              242,228              364,237
                                        __________          ___________
Total other assets                       4,643,095            4,907,840
                                        __________          ___________
Total assets                           $33,062,838          $32,627,609
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $   912,747          $   969,893
Current portion of capital lease            24,030               22,664
Accounts payable                         4,255,208            2,803,146
Accrued expenses                         1,184,894            1,504,497
Preferred dividend payable                  35,000               35,000
                                        __________          ___________
Total current liabilities                6,411,879            5,335,200
                                        __________          ___________
Long term debt, net of
  current portion                       15,543,816           15,831,727
Capital lease, net of
  current portion                           36,798               49,110
Deferred Taxes                             423,594              423,594
                                        __________          ___________

Total Long Term Liabilities             16,004,208           16,304,431
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     8,646,751            8,987,978
                                        __________          ___________
Total liabilities, equity              $33,062,838          $32,627,609
                                       ===========          ===========

                                    (1)

                                  LUCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      	      THREE MOS     THREE MOS       SIX MOS      SIX MOS
                                ENDED         ENDED          ENDED        ENDED
                              30-JUN-97     30-JUN-96      30-JUN-97    30-JUN-96
                             __________     _________    ___________   ___________
Full service cars               300,234       255,504         580,643       477,891
                             ==========    ==========     ===========   ===========
Net sales                   $10,777,687   $ 9,413,850     $20,796,065   $17,310,453
Cost of sales       	      2,531,315     2,231,139       4,841,248     4,116,960
                             __________    __________     ___________   ___________
Gross profit                  8,246,372     7,182,711      15,954,817    13,193,493
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct           	      3,961,229     3,533,359       7,799,926     6,446,272
 Operating                    2,232,817     1,978,528       4,332,306     3,697,650
 Depreciation                   507,625       429,859       1,126,012       754,199
 Selling, general, and
   administrative     	      1,456,627     1,222,824       2,824,839     2,420,515
                             __________    __________     ___________   ___________
                              8,158,298     7,164,570      16,083,083    13,318,636
                             __________    __________     ___________   ___________
Income(loss) from operations     88,074        18,141        (128,266)     (125,143)
                             __________    __________     ___________   ___________
Other income                     14,641        29,967          24,320        97,729
Interest expense               (367,607)     (265,493)       (724,144)     (474,159)
                             __________    __________     ___________   ___________
Loss before provision
  for income taxes             (264,892)     (217,385)       (828,090)     (501,573)
Income tax benefit              (95,331)      (41,591)       (298,112)     (153,469)
                             __________    __________     ___________   ___________
Net loss                       (169,561)     (175,794)       (529,978)     (348,104)
Preferred dividend accrued     ( 35,000)     ( 35,000)        (70,000)      (70,000)
                             __________    __________     ___________   ___________
Net loss available to
  common shareholders        ($ 204,561)   ($ 210,794)      ($599,978)    ($418,104)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding          2,846,888     2,545,729       2,839,388     2,245,570
                             ==========    ==========     ===========   ===========
Net income per common
  share outstanding             ($ 0.07)      ($ 0.08)        ($0.21)        ($0.19)
                             ==========    ==========     ===========   ===========

                                                      (2)

                             LUCOR, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Six months ended

                                             30-Jun-97            30-Jun-96
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (529,978)         $  (348,104)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Gain on sale of property
     and equipment                                    0              (47,942)
    Depreciation and amortization
     of property and equipment                  674,406              642,134
    Amortization of intangible
     assets and pre-operating costs             451,606              160,007
    Changes in assets and liabilities:
     Increase in accounts receivable            (82,255)            (114,041)
     Increase in inventories                   (351,569)            (579,809)
     Increase in prepaid expenses               (31,744)            (103,988)
     Decrease(increase) in income
      tax receivable                            215,756             (229,705)
     Increase in assets held for sale          (875,177)                   0
     Increase in accounts payable and
      accrued expenses                        1,132,459            2,511,972
                                            ___________          ___________
Net cash provided by operating
 activities                                     603,504            1,890,524
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment             (623,745)          (2,959,129)
(Increase) decrease in construction
   in progress                                  370,917           (3,112,780)
Acquisition of additional service centers                         (1,798,191)
Franchise fees, goodwill, etc.                 (186,861)              51,587
                                            ___________          __________
 Net cash used in
   investing activities                        (439,689)          (7,818,513)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt                             (756,003)            (169,290)
Proceeds from borrowings                        400,000            3,608,389
Pennzoil preferred share dividend               (70,000)             (70,000)
Proceeds from issuance of common stock          258,751            5,590,313
                                           ____________          ___________
Cash provided by (used in)
financing activities                           (167,252)           8,959,412
                                           ____________          ___________

Increase (decrease) in cash                      (3,438)           3,031,423
Cash at beginning of period                   2,052,417            2,344,484
                                           ____________         ____________

Cash at end of period                      $  2,048,980         $  5,375,907
                                           ============         ============

                                      (3)

                                  LUCOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Areas of Dominant Influence (ADI's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, and Nashville, Tennessee. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of June 30, 1997 the Company had 99 centers in operation; as of December 31, 1996, 94 centers were in operation; and as of June 30, 1996 76 centers were in operation.

     The financial information as of June 30, 1997 and June 30, 1996 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1996 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        Certain statements in this Form 10-Q "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: competition, success of operating initiative, advertising and promotional efforts, adverse publicity, acceptance of new product offerings, availability, locations and terms of sites for store development, changes in business strategy or development plan, availability and terms of capital, labor and employee benefit costs, changes in government regulation, regional weather conditions, and other factors specifically referred to in this 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months and three months ended June 30, 1997 compared with June 30, 1996

	Consolidated net sales for the first six months of 1997 rose 20% when compared to the first six months of 1996. Consolidated net sales for the quarter ended June 30, 1997 rose 14% when compared to the second quarter of 1996. Full service sales for the six months ended June 30 were 580,643 and 477,891 for 1997 and 1996, respectively. Full service sales for the second quarter were 300,234 and 255,504 for 1997 and 1996, respectively. Cars serviced per day per service center averaged 34 cars in 1997 compared with 41 cars during 1996. Management believes that a majority of the decrease in the number of cars per day is due to the impact of the new stores opened this year, which traditionally have lower car counts in the first 24 months of operation. Of the 99 stores open as of June 30, 1997, 54 stores (54%) have been open less than 24 months. There are 24 stores (24%) that have been open less than one year.

	Net revenue per car serviced declined slightly from $36.22 to $35.82 when comparing the first six months of 1996 with the first six months of 1997. Net revenue per car decreased from $36.84 to $35.90 when comparing the second quarter of 1996 with the second quarter of 1997. The decrease in the net revenue per car can be attributed to several factors including:

1. Management has increased couponing to drive up car counts and increase market share.
2.  Fleet sales have increased which results in increased discounts.
3. The ratio of service centers in the Raleigh North Carolina ADI versus all other ADI's has decreased. The Raleigh, North Carolina service centers have a higher net revenue per car due to the inspection business done in North Carolina.
4. The addition of service centers in Sears Auto Service Centers during late 1996 which are restricted in some of the ancillary sales that can be offered.
5. The base price for a full service oil change was decreased from $26.99 to $24.99 in our Toledo, Ohio market.

	Cost of sales decreased as a percent of sales from 23.8% to 23.3% for the first six months ended June 30, 1996 versus June 30, 1997. This same ratio decreased from 23.7% for the second quarter of 1996 to 23.5% for the second quarter of 1997. The Company has been able to obtain lower prices for some of its major inventory items through quantity purchasing and other negotiations which is reflected in the lower cost of sales. Management believes that the new lower prices will continue to lower cost of sales for the entire year when compared to 1996. Direct costs rose slightly as a percent of sales reflecting the fixed store management costs associated with running a store operation which, as a percent of sales, is higher during the initial periods of a store's operation (See discussion above regarding new stores). Operating costs increased less rapidly than sales during the period. Depreciation and amortization charges increased for the period reflecting the Company's increased capital investment for store improvements and new store development.

     Selling, general and administrative expenses (SGA) increased 17% ($404,324) over the comparable six month period of 1996, but decreased as a percent of sales and on a per car serviced basis. SGA increased by 19% for the second quarter ($233,803). Marketing costs increased by $459,000 when comparing the six months of 1996 with 1997 and $303,977 when comparing the second quarter of 1996 with 1997, which is more than the total SGA increased in both of these periods. The Company has increased its marketing in conjunction with opening new stores to increase traffic flow into its new stores. Included in SGA in 1996 was the cost of operating duplicate accounting departments associated with the move of the accounting department from Boca Raton, Florida to Raleigh, North Carolina. The duplicate costs of running the two departments are estimated to be $64,000, most of which occurred in the second quarter of 1996.

	Other income decreased from the prior year. Other income in 1996 included a gain of $47,942 from the sale of the Company's former office in Raleigh, North Carolina.

     Interest expense increased, reflecting the higher level of borrowing to support the Company's capital expenditure program. Provision for income taxes was negative reflecting the negative taxable income. A charge for dividend payments due on the Company's redeemable preferred stock was made for each period.

     Funds provided by financing activities include the placement of debt of $400,000. This debt is payable as interest only until February 1, 1999 at which time the entire principal is due. The note carries an interest rate of 12%. The Company issued Class A common stock in the first quarter to two of the Company's Directors at market price for $258,750.

Liquidity and capital resources:

     Working capital, current assets less current liabilities, increased by $44,873 since the end of 1996. The increase in working capital has been possible due to the positive cash flow associated with operations and the reduction in the rate of new store development by the Company. Cash flow from operations amounted to $603,504, of which $252,828 was used in the purchase of property and equipment (a result of a $623,745 increase in property and equipment offset by a decrease of $370,917 in construction in progress). The accounts payable balance has increased over the end of 1996 due to the increased number of stores, a general increase in inventory required to service our customers during the busier months in the year, plus construction invoices associated with service centers. The asset held for sale on the balance sheet is a service center that was sold in a sale leaseback transaction that was consummated in early July, 1997. Additional funding has been provided by the private placement of stock to directors of the Company and new debt issued in financing the construction of a service center, offset by the repayment of current debt obligations.

     The Company has nearly completed its current expansion program and it is expected that current funds on hand plus cash provided by operations will provide the immediate capital requirements of the Company.


PART II - Other Information

Item 1. Legal Proceedings: The Company is involved in lawsuits and claims arising in the normal course of business. Although the outcome of these lawsuits and claims are uncertain, Management believes that these lawsuits and claims are adequately covered by insurance or they will not (singly or in the aggregate) have a material adverse affect on the Company's business, financial condition, or operations. Those lawsuits and claims against the Company which have not been resolved and which can be estimated and are probable to occur, have been accounted for in the Company's financial statements.

Item 2. Changes in Securities: On February 7, 1997 the Company sold for cash 45,000 shares of Class A common stock to two of its directors at a price of $5.75 per share. This issuance of stock is exempt from registration under Regulation D, Section 4(2) of the Security Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:

	The annual meeting of Lucor, Inc. was held on May 14, 1997. At that meeting the following directors were re-elected with the indicated number of shares voted:

                                          In Favor       Withheld

                Stephen P. Conway        2,264,561
                Jerry B. Conway          2,264,561
                D.  Fredrico Fazio       2,264,551            10
                Anthony J. Beisler       2,264,551            10

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K:  None



                                      (6)

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of August 1997.


                         LUCOR, INC.

                         /s/ Stephen P. Conway
                         ________________________
                         Stephen P. Conway
                         Chairman, Chief Executive Officer,
                         and Director



                         /s/Kendall A. Carr
                         ________________________
                         Kendall A. Carr
                         Chief Financial Officer

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM SEC FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               JUN-30-1997
[CASH]                                       2,048,980
[SECURITIES]                                         0
[RECEIVABLES]                                  607,654
[ALLOWANCES]                                    34,245
[INVENTORY]                                  2,184,227
[CURRENT-ASSETS]                             6,334,833
[PP&E]                                      25,944,428
[DEPRECIATION]                               3,859,518
[TOTAL-ASSETS]                              33,062,838
[CURRENT-LIABILITIES]                        6,411,879
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                  2,000,000
[COMMON]                                        56,928
[OTHER-SE]                                   8,589,823
[TOTAL-LIABILITY-AND-EQUITY]                33,062,838
[SALES]                                     20,796,065
[TOTAL-REVENUES]                            20,796,065
[CGS]                                        4,819,248
[TOTAL-COSTS]                               16,083,083
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             724,144
[INCOME-PRETAX]                              (828,090)
[INCOME-TAX]                                 (298,112)
[INCOME-CONTINUING]                          (529,978)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (529,978)
[EPS-PRIMARY]                                  (0.211)
[EPS-DILUTED]                                  (0.211)