Form 10-Q
period 1997-09-30
LUCOR INC /FL/
filed 1997-11-14
CIK 914791

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     October 31, 1997	Class A Common Stock, par value $.02 per share

                           Shares Outstanding:   2,144,733

                           Class B Common Stock, par value $.02 per share

                           Shares Outstanding:     702,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                        PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996              1

                    Consolidated Statements of Income
                    Three Months Ended September 30, 1997
                    and September 30, 1996 and Nine Months Ended
                    September 30, 1997 and September 30, 1996             2


                    Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1997 and
                    September 30, 1996                                    3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                       6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     6

          Item 6.   Exhibits and Reports on Form 8-K                      6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


     ASSETS                         30-September-97        31-December-96
                                    _______________        ______________
Current assets:

Cash                                   $ 1,667,407          $ 2,052,417
Accounts Receivable                        421,976              491,154
Income Tax Receivable                      455,400              556,364
Inventory                                2,290,282            1,832,658
Prepaid charges                            313,340              280,688
                                       ___________          ___________
Total Current assets                     5,148,405            5,213,281
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            21,959,450           22,506,488
                                       ___________          ___________
Other assets:

Goodwill, licenses, application,
 area development and organization
 costs, net of accumulated
 amortization                            4,405,492            4,543,603
Security deposits and pre-opening
 expenses, net of accumulated
 amortization                              152,066              364,237
                                        __________          ___________
Total other assets                       4,557,558            4,907,840
                                        __________          ___________
Total assets                           $31,665,413          $32,627,609
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $ 1,042,291          $   969,893
Current portion of capital lease            24,030               22,664
Accounts payable                         2,952,901            2,803,146
Accrued expenses                         1,341,795            1,504,497
Preferred dividend payable                       0               35,000
                                        __________          ___________
Total current liabilities                5,361,017            5,335,200
                                        __________          ___________
Long term debt, net of
  current portion                       15,437,084           15,831,727
Capital lease, net of
  current portion                           31,325               49,110
Deferred Taxes                             423,594              423,594
                                        __________          ___________

Total Long Term Liabilities             15,892,003           16,304,431
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     8,412,393            8,987,978
                                        __________          ___________
Total liabilities, equity              $31,665,413          $32,627,609
                                       ===========          ===========


                                  LUCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      	      THREE MOS     THREE MOS      NINE MOS     NINE MOS
                                ENDED         ENDED          ENDED        ENDED
                              30-SEP-97     30-SEP-96      30-SEP-97    30-SEP-96
                             __________     _________    ___________   ___________
Net sales                   $11,004,719   $10,054,582     $31,800,784   $27,365,035
Cost of sales          	      2,564,277     2,352,430       7,405,525     6,469,390
                             __________    __________     ___________   ___________
Gross profit                  8,440,442     7,702,152      24,395,259    20,895,645
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct                	      4,373,477     3,622,898      12,173,403    10,069,171
 Operating                    1,996,786     2,057,736       6,329,092     5,755,386
 Depreciation                   507,402       431,630       1,633,414     1,185,829
 Selling, general, and
   administrative      	      1,534,034     1,549,031       4,358,873     3,969,545
                             __________    __________     ___________   ___________
                              8,411,699     7,661,295      24,494,782    20,979,931
                             __________    __________     ___________   ___________
Income(loss) from operations     28,743        40,857         (99,523)      (84,286)
                             __________    __________     ___________   ___________
Other income                     23,167        26,638          47,487       124,367
Interest expense               (369,031)     (346,352)     (1,093,175)     (820,511)
                             __________    __________     ___________   ___________
Loss before provision
  for income taxes             (317,121)     (278,857)     (1,145,211)     (780,430)
Income tax benefit             (117,763)      (88,367)       (415,875)     (241,836)
                             __________    __________     ___________   ___________
Net loss                       (199,358)     (190,490)       (729,336)     (538,594)
Preferred dividend accrued     ( 35,000)     ( 28,287)       (105,000)      (98,287)
                             __________    __________     ___________   ___________
Net loss available to
  common shareholders        ($ 234,358)   ($ 218,777)      ($834,336)    ($636,881)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding          2,846,888     2,800,888       2,841,888     2,430,676
                             ==========    ==========     ===========   ===========
Net income per common
  share outstanding             ($ 0.08)      ($ 0.08)         ($0.29)       ($0.26)
                             ==========    ==========     ===========   ===========

                             LUCOR, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Nine months ended

                                             30-Sep-97            30-Sep-96
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (729,336)         $  (538,594)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Gain on sale of property
     and equipment                                    0              (47,942)
    Depreciation and amortization
     of property and equipment                1,008,493              999,792
    Amortization of intangible
     assets and pre-operating costs             624,921              186,037
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                                 69,178             (467,153)
     Increase in inventories                   (446,374)            (687,673)
     Increase in prepaid expenses               (32,652)            (254,379)
     Decrease(increase) in income
      tax receivable                            100,964              (95,429)
     Increase (decrease) in accounts
      payable and accrued expenses              (12,947)           1,914,125
                                            ___________          ___________
Net cash provided by operating
 activities                                     582,247            1,008,784
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment           (1,378,652)          (9,242,801)
Decrease in construction
   in progress                                  962,197              445,288
Acquisition of additional service centers       (56,250)          (1,798,191)
Franchise fees, goodwill, etc.                 (274,639)             (75,888)
                                            ___________         ____________
 Net cash used in
   investing activities                        (747,344)         (10,671,592)
                                            ____________        ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (988,664)            (220,931)
Proceeds from borrowings                        650,000            4,692,630
Pennzoil preferred share dividend paid         (140,000)            (133,287)
Proceeds from issuance of common stock          258,751            5,603,001
                                           ____________          ___________
Cash provided by (used in)
financing activities                           (219,913)           9,941,413
                                           ____________          ___________

Increase (decrease) in cash                    (385,010)             278,605
Cash at beginning of period                   2,052,417            2,344,484
                                           ____________         ____________

Cash at end of period                      $  1,667,407         $  2,623,089
                                           ============         ============

                                   LUCOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Areas of Dominant Influence (ADI's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, and Nashville, Tennessee. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of September 30, 1997 the Company had 100 centers in operation; as of December 31, 1996, 94 centers were in operation; and as of September 30, 1996 84 centers were in operation.

     The financial information as of September 30, 1997 and September 30, 1996 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1996 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996


   	Consolidated net sales for the first nine months of 1997 rose 16% when compared to the first nine months of 1996. Consolidated net sales for the quarter ended September 30, 1997 rose 9% when compared to the third quarter of 1996. These percentage increases were less than the percentage increase in the number of service centers. One primary factor in sales growth not keeping pace with store growth is the percentage of new Company service centers in operation. In the Company's experience, new service centers generally have lower sales during their first 24 months of operation. Of the 100 stores open as of September 30, 1997, 37 stores have been open for less than 24 months, with 16 of these open less than 12 months. In addition, these new service centers include 16 service centers which are located in Sears Auto Service Centers. These Sears stores were expected to have lower revenue (at lower operating costs) than free-standing service centers. The Company anticipates that this will be the case even after both types of stores have been in operation for 24 months.

    	Cost of sales decreased as a percent of sales from 23.6% to 23.3% for the first nine months ended September 30, 1996 versus September 30, 1997. This same ratio decreased from 23.4% for the third quarter of 1996 to 23.3% for the third quarter of 1997. The Company has been able to obtain lower prices for some of its major inventory items through quantity purchasing and negotiated discounts with new vendors which is reflected in the lower cost of sales. Management believes that the new lower prices will continue to lower cost of sales for the entire year when compared to 1996. Direct costs rose as a percent of sales reflecting the fixed store management costs associated with running a store operation which, as a percent of sales, is higher during the initial periods of a store's operation (See discussion above regarding new stores).

    	Operating costs increased by $573,706 for the nine months ended September 30, 1997 over same period in 1996 and decreased by $60,950 for the third quarter of 1997 over the same period in 1996. The decrease in operating expenses in the third quarter reflects a negotiated reduction in management fees payable to CFA Management, Inc. in the third quarter amounting to $338,000. Disregarding this reduction, operating expenses rose at a slower rate than sales for both the quarter and year to date.

    	Depreciation and amortization charges increased for the period reflecting the Company's increased capital investment for store improvements and new store development.

     Selling, general and administrative expenses (SGA) increased 10% ($389,328) over the comparable nine month period of 1996, but decreased as a percent of sales and on a per car serviced basis. SGA decreased by 1% for the third quarter of 1997 when compared to the third quarter of 1996 ($14,997). Marketing costs increased by $417,080 when comparing the nine months of 1996 with 1997, which is more than the increase in total SGA. Marketing costs decreased by $41,903 when comparing the third quarter of 1996 with 1997. The Company has increased its marketing in conjunction with opening new stores to increase traffic flow into its new stores when comparing the year to date. Since the increase in marketing began as new stores were added to attract additional customers into the new service centers, marketing expenditures have flattened. Included in SGA in 1996 was the cost of operating duplicate accounting departments associated with the move of the accounting department from Boca Raton, Florida to Raleigh, North Carolina. The duplicate costs of running the two departments were estimated to be $64,000, most of which occurred in the second quarter of 1996.

    	Other income decreased from $124,367 to $47,487 for the first nine months and from $26,638 to $23,167 for the quarter. Other income included a gain of $47,942 in the first quarter of 1996 for the sale of the Company's former office in Raleigh, North Carolina.

     Interest expense increased by $272,664 for the nine month period ending September 30 and increased by $22,679 for the quarter, reflecting the higher level of borrowing to support the Company's capital expenditure program. Provision for income taxes was negative reflecting the negative taxable income. A charge for dividend payments due on the Company's redeemable preferred stock was made for each period.

    	Beginning in February 1996 through January 1997, the Company opened up sixteen facilities within Sears Automotive Service Centers located at shopping malls in five of its seven regions. Although it was expected that these operations would not have as high volume as other free standing service centers, the operations have been a significant contributor to the Company's losses in all but the North Carolina ADI. Losses from the Sear's operations in all but the North Carolina Operation amounted to $660,126 for the first nine months of 1997 without any allocation of home office selling, general and administrative expenses. There is no obligation by the Company to continue operations, however, the Company feels that the operations can be improved so that each will be a contributor to the corporate profitability. No assurance can be made that such improvement will occur.

Liquidity and capital resources:

     Working capital, current assets less current liabilities, decreased by $90,693 since the end of 1996. Cash flow from operations amounted to $547,247, of which $416,455 was used in the purchase of property and equipment (a result of a $1,378,652 increase in property and equipment offset by a decrease of $962,197 in construction in progress). One service center, operating under the Pennzoil name, in Lansing, Michigan was acquired during the quarter.

    	Funds provided by financing activities include the placement of debt of $650,000. One note for $400,000 is payable as interest only until February 1, 1999 at which time the entire principal is due. The note carries an interest rate of 12%. The second note for $250,000 was provided by Pennzoil Products Company, an affiliate of Lucor, Inc. The note is payable as interest only with a balloon payment on July 10, 1999. The note carries an interest rate of 10%. The Company issued Class A common stock in the first quarter to two of the Company's Directors at market price for $258,750.

      The Company has nearly completed its current expansion program and management believes that cash generated from its operations and cash on hand will be sufficient to satisfy the Company's operating requirements for the next twelve months. Any acquisitions or new service center sites will require the Company to sell additional equity, debt securities, or obtain additional credit facilities. The Company is reviewing these possibilities, however, there can be no assurance that such financing will be available. The sales, if any, of additional equity could result in dilution to the Company's stockholders.


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

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:  None

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K:  None

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of November 1997.


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