Form 10-K/A
period 1996-12-31
LUCOR INC /FL/
filed 1998-03-12
CIK 914791

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                 FORM 10-K/A

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



                        PART I                                            Page

Item 1  - Business   . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2  - Properties  . . . . . . . . . . . . . . . . . . . . . .  . . .    6

Item 3  - Legal Proceedings  . . . . . . . . . . .  . . . . . . . . . .     6

Item 4  - Submission of Matters to a Vote of Security-Holders  . . . . .    6

                             PART II

Item 5  - Market for the Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . . . .    7

Item 6  - Selected Financial Data  . . . . . . . . . . . . . . . . . . .    7

Item 7  - Management's Discussion and Analysis
              Financial Condition and Results of Operation . . . . . . .    9

Item 8  - Financial Statements and Supplementary Data  . . . . . . . . .   15

Item 9  - Changes in and Disagreements with Accountants
               or Accounting and Financial Disclosure  . . . . . . . . .   37

                             PART III

Item 10 - Directors and Executive Officers of the Registrant . . . . . .   38

Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . .   38

Item 12 - Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . .   38

Item 13 - Certain Relationships and Related Transactions  . . . . . . . .  38

                              PART IV

Item 14 - Exhibits, Financial Statement Schedules
                and Reports on Form 8-K  . . . . . . . . . . . . . . . .   39

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

     In 1996, the Company continued its aggressive expansion program adding twenty eight service centers in its current markets and purchasing six Jiffy Lube service centers in the Lansing, Michigan area from Quick Lube, Inc. The Michigan service centers were operating under the Jiffy Lube name and the Company intends to continue the operation of these service centers under the same name. The Company consolidated its operations by moving its accounting operation to Raleigh, North Carolina and changing its principal place of business to Raleigh.

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

     Lansing. On May 1, 1996, the Company purchased substantially all of the assets of Quick Lube, Inc. which included six Jiffy Lube service centers in the Lansing, Michigan area. The Company has not entered into an Area Development Agreement regarding Lansing nor is the Company contemplating entering into an agreement at this time.

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

Item 2 - Properties

     The Company acquired a new 8,000 square foot office facility at 790 Pershing Road in Raleigh, North Carolina on September 30, 1995 and its former office condominium was sold in February, 1996. This new office facility was purchased to provide additional office space so that the accounting operations could be moved from Boca Raton Florida to Raleigh, North Carolina to consolidate the operations of the Company. The office facility is secured by a note payable to Centura Bank as described in note 6 of the consolidated financial statements. Twenty two of the Company's service centers are owned, with the balance of the centers, and an administrative office in Boca Raton, Florida, leased.

Item 3 - Legal Proceedings

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

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

                                     LUCOR, INC.
                     Five-Year Summary of Selected Financial Data

                                  1996         1995        1994        1993        1992
Operational Data (unaudited):
  Cars serviced                 1,037,231     789,064     588,708     468,592     379,527
  Stores                               94          60          36          30          28
  Net sales per car serviced       $36.42      $35.68      $34.94      $34.71      $33.86

Income Statement Data:
  Net sales                   $37,772,799 $28,153,521 $20,566,519 $16,265,623 $12,849,782
  Cost of sales                 8,951,465   6,748,266   4,947,670   3,987,441   3,122,718
  Gross profit                 28,821,334  21,405,255  15,618,849  12,278,182   9,727,064

Costs and expenses:
  Direct                       14,059,886  10,020,278   6,749,017   5,304,942   4,284,817
  Operating                     7,786,260   6,053,513   4,640,848   3,872,453   3,214,969
  Depreciation, amortization    2,001,300     848,301     442,116     425,842     299,634
  Selling, general, admin.      5,455,291   3,183,110   1,951,464   1,654,891   1,467,456
                               29,302,737  20,105,202  13,988,997  11,428,018   9,445,126

Income (loss) from operations    (481,403)  1,300,053   1,629,852     850,164     281,938
Interest expense               (1,176,149)   (450,471)   (205,552)   (169,890)   (178,250)
Other income                      192,558      72,097     174,553     126,324      80,122
Income (loss) before provision
 for income taxes              (1,464,994)    921,679   1,804,405     976,488     362,060
Provision for income taxes       (263,006)    381,436     716,410     377,570     101,053

Net income (loss)             $(1,201,988) $  540,243 $ 1,087,995  $  598,918 $   261,007
Preferred dividend accrued       (133,287)    (35,000)      -            -           -
Net income (loss) available
  to common shareholders      $(1,335,275) $  505,243 $ 1,087,995 $   598,918 $   261,007
                              ============ ========== =========== =========== ===========

Net income per common share
 and common share equivalent      $(0.54)       $0.26       $0.62       $0.34       $0.15

Cash dividends declared
 per share                          -0-          -0-         -0-         -0-         -0-

Weighted average common shares
   outstanding                  2,451,683   1,944,618   1,757,985   1,758,163   1,734,641

                                                    December 31,
                                  1996        1995       1994        1993         1992

Balance Sheet Data:
  Cash and other short-term
   assets                     $ 5,213,281 $ 4,143,399 $ 2,967,892 $ 2,139,445 $ 2,145,583
  Property and equipment, net  22,506,488  14,246,603   3,140,443   1,878,662   1,372,060
  Intangible assets, net        4,907,840   3,288,044   1,140,210     703,357     656,102

Total assets                  $32,627,609 $21,678,046 $ 7,248,545 $ 4,721,464 $ 4,173,745
                              =========== =========== =========== =========== ===========

Short-term obligations/debt     5,335,200   3,266,336   2,273,300   1,284,503   1,065,264
Long-term liabilities          16,304,431  12,198,958   1,256,886   1,691,494   1,932,519
Preferred stock, redeemable     2,000,000   2,000,000
Shareholder's equity            8,987,978   4,212,752   3,718,359   1,745,467   1,175,962

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

   The expansion program has been accomplished at some cost, which was not unexpected. Management believes that it takes approximately twenty four months for a store reach maturity. As new stores are opened, the impact of the new stores is to reduce the average over-all car count, revenues per store and increase the average unit operating cost per store. As assets were added and debt incurred, the Company incurred additional depreciation (a non-cash charge) and interest expense. During 1995, the Company averaged forty seven cars per day in its open locations while in 1996, an average car count of thirty nine cars per center per day was experienced. Substantial increases in depreciation and interest contributed to a net loss of $1,201,988 for the year compared to a profit of $540,243 in 1995. The Company considers this loss to have been a necessary investment in what it believes is a reasonable expansion plan. However, there can be no assurance that revenues per location will increase sufficiently to return the Company to profitability in the near future.

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

1996 Compared to 1995

     Net sales increased 34% from 1995 to 1996 due to the increase in base business sales as well as the impact of the new service centers which were opened during the year as indicated in the following table:



                             Increase            1996                   1995

Same stores                     15%         $ 32,416,340           $ 28,153,520

New stores                                     5,356,459                      0

Total net sales in 1996         34%         $ 37,772,799           $ 28,153,521
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

     Direct operating costs increased by 40% or $4,039,608 in 1996 as compared to 1995. These costs consist primarily of direct labor and supplies costs expended at each location for customer service. Approximately 74% of this increase ($3,004,719) was in direct labor costs. Increased sales volume accounted for 79% of the increase in total direct operating costs, while the balance was due to higher unit costs ($10.39 in 1996 versus $9.77 in 1995). The Company has experienced low unemployment labor markets for entry level employees in its various markets. These low unemployment rates has made it difficult to obtain the necessary labor to run the service centers, however, the Company has been able to resist any significant upward pressure on wage rates. The Company is uncertain to what extent the low unemployment rates will have on its labor rates.

     Operating costs increased by 29% or $1,732,747 in 1996 as compared to 1995, which is less than the increase in sales of 34%. Operating costs consist primarily of facility related costs such as rents, real estate and personal property taxes plus royalties paid to JLI as part of the franchise agreement and management fees paid to CFA Management, Inc.

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

     Income tax (benefit) expense represented (18%) of the before tax loss in 1996, versus 41% of the before tax income in 1995. State income taxes, approximating 6% of before tax results, cannot generally be carried back to prior years. Federal income losses, however, may be carried back to offset previously reported income. The Company has recorded a receivable of $556,364, representing income taxes paid in prior years and now recoverable. A deferred tax provision of $293,358 was made mainly representing future taxes that may be paid when the accelerated depreciation used for tax purposes is reduced below the book depreciation.

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

     As of December 31, 1996, the Company had cash and short term assets of $5,213,281 and short term obligations (including the current portion of long term debt) of $5,335,200 for net working capital deficiency of $121,919. Cash provided by operations amounted to $1,177,138. $11,106,005 was invested in purchases of property, plant and equipment in furtherance of the Company's expansion program. In addition, $1,548,191 was invested in the purchase of new centers in Lansing, Michigan. $1,049,627 was disbursed for license fees, deposits and costs associated with the opening of new service centers. New debt in the amount of $4,719,981 was added, primarily from Citicorp to finance the expansion. Additionally, Class A Stock was issued in 1996 for $5,345,938; Pennzoil purchased $5,000,000 in Class A Stock with the remaining issue done through a private placement with two of its Directors. Debt totaling $315,203 was repaid according to terms of the agreement.

     During 1996, CFA Management, Inc. (CFA) elected to reduce its management fees to the Company by $500,000, stating that the reduction was a demonstration of CFA's confidence in the future of the Company during this historic expansion period. The Company originally treated this decrease in fees as a reduction in operating expense. However, following discussions with the Securities and Exchange Commission (SEC), the Company decided to account for the reduction of management fees as a capital contribution in 1996.


     As of December 31, 1995, the Company had cash and short term assets of $4,143,399 and short term obligations (including current portion of long term debt) of $3,266,336 for net working capital of $877,063. Cash provided by operations amounted to $2,090,130. Of these funds, $10,081,718 were invested in purchases of property, plant and equipment in furtherance of the Company's expansion program; $1,887,210 was invested in the purchase of the new centers in Dayton, Toledo and Nashville; construction in progress increased from year end to year end by $1,397,595 and $538,571 was disbursed for loan acquisition costs Incomplete construction in progress at year-end will require approximately $5 million for completion - these funds are available through Citicorp financing discussed above. New debt was added, primarily from Citicorp (see discussion above) part of whose proceeds went for the retirement of preexisting debt. Additionally, the Pennzoil bridge loan discussed above was converted to redeemable preferred stock ($2,000,000).

     Based on the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available facilities will be sufficient to enable the Company to meet its anticipated cash requirements for the next 12 months, including for debt service. In order to satisfy its long term capital requirements, additional financing sources will need to be found. Management believes that such financing sources will be available to meet its growth plans. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, or selling assets. The sale of additional equity could result in additional dilution to the Company's stockholders.

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                                          Page

Consolidated Financial Statements:

  Independent Auditor's Report                                              16


  Consolidated Balance Sheets as of December 31, 1996 and 1995              18

  Consolidated Statements of Income (Loss) for the years ended
    December 31, 1996, 1995 and 1994                                        19

  Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1996, 1995 and 1994                                 20

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994                                  21

   Notes to Consolidated Financial Statements                               22

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

The 1996 consolidated financial statements have been restated as disclosed in note 5.




                                   KPMG Peat Marwick LLP
Raleigh, North Carolina
March 7, 1997, except for the
 last sentence of note 6, which
 is dated April 11, 1997, and
 except for paragraph 3 of note
 5, which is dated March 6, 1998.

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Lucor, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Lucor, Inc. and Subsidiaries as of December 31, 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucor, Inc. and Subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for the period ended December 31, 1994 in conformity with generally accepted accounting principles.



Goldstein Lewin & Co.


Boca Raton, Florida
February 22, 1995

                                   LUCOR, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                                   December 31, 1996 and 1995

                                 Assets                                       1996            1995
                                 ______                                       ____            ____
Current assets:
    Cash and cash equivalents (note 14)                                 $    2,052,417     2,344,484
    Accounts receivable, trade, net of allowance for doubtful
     accounts of $34,245 and $2,559 at December 31, 1996 and
     1995, respectively                                                        233,553       130,540
    Accounts receivable, other (including receivables from
     affiliates of $134,363 and $52,173 at December 31, 1996
     and 1995, respectively)                                                   257,601       100,962
    Income tax receivable                                                      556,364       231,008
    Inventories                                                              1,832,658     1,126,302
    Prepaid expenses                                                           280,688       210,103
                                                                          ____________   ___________
        Total current assets                                                 5,213,281     4,143,399
                                                                          ____________   ___________
Property and equipment, net of accumulated
   depreciation (notes 3 and 6)                                             22,506,488    14,246,603
                                                                           ___________   ___________
Other assets:
    Goodwill, net of accumulated amortization of $188,561
     and $96,965 at December 31, 1996 and 1995,
     respectively                                                            2,709,796     1,378,951
    License, application, area development, loan acquisition,
     non-compete agreements and organization costs, net of accumulated amortization of $756,171 and $547,614 at December 31, 1996
     and 1995, respectively                                                  1,833,807     1,708,808
    Security deposits and pre-opening costs, net of accumulated amortization of $581,942 and $29,823 at December 31, 1996
      and 1995, respectively                                                   364,237       200,285
                                                                            __________    __________
                                                                             4,907,840     3,288,044
                                                                            __________    __________
                                                                          $ 32,627,609    21,678,046
                                                                            ==========    ==========

                             Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt (note 6)                                 969,893       328,121
    Current portion of capital lease (note 8)                                   22,664           -
    Accounts payable                                                         2,803,146     2,243,287
    Accrued expenses:
     Payroll                                                                   637,744       290,386
     Property taxes                                                            189,898       195,301
     Other                                                                     676,855       174,241
     Preferred dividend                                                         35,000        35,000
                                                                            __________    __________
        Total current liabilities                                            5,335,200     3,266,336
                                                                            __________    __________

Long-term debt, net of current portion (note 6)                             15,831,727    12,068,721
Capital lease, net of current portion (note 8)                                  49,110          -
Deferred taxes  (note 4)                                                       423,594       130,237
                                                                            __________    __________
        Total long-term liabilities                                         16,304,431    12,198,958
                                                                            __________    __________
Series A redeemable preferred stock (note 10)                                2,000,000     2,000,000
                                                                            __________    __________
Stockholders' equity (notes 9, 11, 12 and 13):
    Preferred stock, $.02 par value, ($.10
     liquidation preference), authorized 5,000,000
     shares, issued and outstanding, none                                        -               -
    Common stock, Class "A", $.02 par value,
     authorized 5,000,000 shares, issued and outstanding
     2,099,733 and 1,243,256 shares at December 31, 1996
     and 1995, respectively                                                     41,994        24,864
    Common stock, Class "B", $.02 par value,
     authorized 2,500,000 shares, issued and outstanding
     702,155 shares at December 31, 1996 and 1995                               14,043        14,043
    Additional paid-in capital                                               9,001,062     2,904,254
    Treasury stock at cost (760 shares at December 31, 1996)                    (3,437)          -
    Retained earnings                                                          (65,684)    1,269,591
                                                                            __________    __________
        Total stockholders' equity                                           8,987,978     4,212,752
                                                                            __________    __________

Commitments and contingencies (notes 7 and 8)
                                                                          $ 32,627,609    21,678,046
                                                                            ==========    ==========
See accompanying notes to consolidated financial statements.
Certain amounts have been restated as discussed in note 5.


                                     LUCOR, INC. AND SUBSIDIARIES
                                Consolidated Statements of Income (Loss)
                              Years ended December 31, 1996, 1995 and 1994


                                                              1996           1995           1994
Net sales                                               $  37,772,799   $  28,153,521    $  20,566,519
Cost of sales (note 5)                                      8,951,465       6,748,266        4,947,670
                                                          ___________     ___________      ___________
        Gross profit                                       28,821,334      21,405,255       15,618,849
                                                          ___________     ___________      ___________

Costs and expenses:
    Direct                                                  14,059,886      10,020,278       6,749,017
    Operating (note 5)                                       7,786,260       6,053,513       4,640,848
    Depreciation and amortization                            2,001,300         848,301         442,116
    Selling, general and administrative                      5,455,291       3,183,110       1,951,464
                                                           ___________     ___________     ___________
                                                            29,302,737      20,105,202      13,783,445
                                                           ___________     ___________     ___________

        Income from operations                                (481,403)      1,300,053       1,835,404
                                                           ___________     ___________     ___________

Interest expense                                            (1,176,149)       (450,471)       (205,552)
Other income                                                   192,558          72,097         174,553
                                                           ____________    ___________     ___________
                                                              (983,591)       (378,374)        (30,999)
                                                           ___________     ___________     ___________

        Income (loss) before provision for income taxes     (1,464,994)        921,679       1,804,405

Income tax expense (benefit) (note 4)                         (263,006)        381,436         716,410
                                                           ___________     ___________     ___________

        Net income (loss)                                   (1,201,988)        540,243       1,087,995

Preferred dividend                                            (133,287)        (35,000)          -
                                                           ___________     ___________     ___________
       Net income (loss) available to common
         shareholders                                     $ (1,335,275)  $     505,243     $ 1,087,995
                                                            ==========      ==========      ==========
Weighted average number of shares                         $  2,451,683       1,944,618       1,757,985
                                                            ==========      ==========      ==========

Net income (loss) per common share and common
   share equivalent (note 13)                           $        (.54)   $         .26     $       .62
                                                           ==========        =========       =========


See accompanying notes to consolidated financial statements.
Certain amounts have been restated as discussed in note 5.

                                        LUCOR, INC. AND SUBSIDIARIES
                            Consolidated Statements of Stockholders' Equity
                              Years ended December 31, 1996, 1995 and 1994


                                               Preferred Stock                  Common Stock           Additional
                                            Number                     Number of shares                  paid-in
                                           of shares    Par value   Class "A"   Class "B"    Par value   capital
                                           _________    __________  ________    ________    __________ __________
Balance at December 31, 1993                    -        $    -      993,648     702,155    $  33,915   2,035,120
Sale of stock (note 9)                          -             -      100,000        -           2,000     419,041
Exercise of stock options (note 12)             -             -       62,500        -           1,250      11,250
Conversion of note payable (note 9)             -             -       79,048        -           1,581     413,419
Employee stock bonuses (note 12)                -             -        6,940        -             139      36,296
Net income                                      -             -         -           -            -           -
                                           __________    ________  _________   _________    _________   _________
Balance at December 31, 1994                    -             -    1,242,136     702,155       38,885   2,915,126
Stock issued for employee bonuses
and directors' fees (note 12)                   -             -        1,120        -              22       9,218
Stock issuance costs                            -             -         -           -            -        (20,090)
Net income                                      -             -         -           -            -           -
Preferred dividend                              -             -         -           -            -           -
                                           __________    ________  _________   _________    _________   _________
Balance at December 31, 1995                    -             -    1,243,256     702,155       38,907   2,904,254
Stock issued for directors' fees (note 12)      -             -        1,000        -              20       7,480
Exercise of stock options (note 12)             -             -        2,000        -              40      10,460
Sale of stock to Directors (note 9)             -             -       55,000        -           1,100     342,650
Sale of stock to Pennzoil (note 9)              -             -      759,477        -          15,190   4,986,998
Repurchase of shares                            -             -         -           -            -          -
Purchase of Lansing units (note 7)              -             -       39,000        -             780     249,220
Capital contribution                            -             -         -           -            -        500,000
Net (loss)                                      -             -         -           -            -          -
Preferred dividend                              -             -         -           -            -          -
                                           __________    ________  _________   _________    _________   _________
Balance at December 31, 1996                    -       $     -    2,099,733     702,155     $ 56,037   9,001,062
                                           ==========   =========  =========    ========     ========   =========

                                            Treasury Stock       Retained
                                           Number                earnings
                                          of Shares    Cost     (deficit)
                                           _______   ________    _________
Balance at December 31, 1993                   -         -        (323,647)
Sale of stock (note 9)                         -         -            -
Exercise of stock options (note 12)            -         -            -
Conversion of note payable (note 9)            -         -            -
Employee stock bonuses (note 12)               -         -            -
Net income                                     -         -       1,087,995
                                           _______   ________    _________
Balance at December 31, 1994                   -         -         764,348
Stock issued for employee bonuses
and directors' fees (note 12)                  -         -           -
Stock issuance costs                           -         -           -
Net income                                     -         -        540,243
Preferred dividend                             -         -        (35,000)
                                           _______   ________   _________
Balance at December 31, 1995                   -         -      1,269,591
Stock issued for directors' fees (note 12)     -         -           -
Exercise of stock options (note 12)            -         -           -
Sale of stock to Directors (note 9)            -         -           -
Sale of stock to Pennzoil (note 9)             -         -           -
Repurchase of shares                          760     (3,437)        -
Purchase of Lansing units (note 7)             -         -           -
Capital Contribution                           -         -           -
Net (loss)                                     -         -     (1,201,988)
Preferred dividend                             -         -       (133,287)
                                           _______   ________   _________
Balance at December 31, 1996                  760     (3,437)     (65,684)
                                             ====    =======     ========

See accompanying notes to consolidated financial statements.
Certain amounts have been restated as discussed in note 5.

                                        LUCOR, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                               Years ended December 31, 1996, 1995 and 1994

                                                                      1996           1995       1994
                                                                      ____           ____       ____
Cash flows from operations:
    Net income (loss)                                          $  (1,201,988) $    540,243  $ 1,087,995
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      (Gain) loss on sale of property and equipment                  (47,942)         (178)        -
      Depreciation and amortization of property and
        equipment                                                  1,149,028       671,553      373,470
      Amortization of intangible assets and pre-operating costs      852,272       176,748       68,646
      Stock issued as employee bonuses and
        directors' fees                                                7,500         9,240       36,435
      Changes in assets and liabilities:
        Increase in accounts receivable, trade                      (103,013)      (25,213)     (29,274)
        Decrease (increase) accounts receivable, other              (156,639)      (40,279)      24,581
        Increase in inventories                                     (623,924)      (57,548)    (111,704)
        Decrease (increase) prepaid expenses                         (70,585)     (143,386)      40,292
        Increase in income tax receivable                           (325,356)     (231,008)        -
        Increase in accounts payable and accrued
        expenses                                                   1,404,428     1,445,769      627,298
        Increase (decrease) income taxes payable                        -         (386,048)     217,105
        Increase in deferred tax liability                           293,357       130,237         -
                                                                   _________     _________    _________
          Net cash provided by operating activities                1,177,138     2,090,130    2,334,844
                                                                   _________     _________    _________
Cash flows from investing activities:
    Purchase of property and equipment                           (11,106,005)  (10,081,718)    (443,512)
    Acquisition of additional service centers                     (1,548,191)   (1,887,210)    (400,000)
    Acquisition of area development agreement
     and other intangible assets                                    (333,556)     (386,774)    (430,000)
    Increase in security deposits                                    (19,649)         (106)        (331)
    Pre-opening costs                                               (696,422)     (158,424)        -
    Proceeds from sale of property and equipment                     173,950         1,577        8,321
    Decrease (increase) in construction in progress                1,939,702    (1,397,395)    (957,074)
                                                                   _________    __________    _________
         Net cash used in investing activities                   (11,590,171)  (13,910,050)  (2,222,596)
                                                                  __________    __________    _________
Cash flows from financing activities:
    Proceeds from the exercise of stock options                       10,500          -          12,500
    Repurchase of common stock                                        (3,437)         -            -
    Proceeds from issuance of common stock                         5,345,938          -         421,041
    Proceeds from issuance of Series A redeemable
     preferred stock                                                   -         2,000,000         -
    Contribution capital                                             500,000          -
    Loan origination costs                                             -          (538,571)        -
    Dividend paid                                                   (133,287)         -            -
    Stock issuance costs                                               -           (20,090)        -
    Repayments of capital lease                                       (3,526)         -            -
    Proceeds from borrowings                                       4,719,981    15,870,591      500,000
    Repayments of debt                                              (315,203)   (5,160,441)    (375,294)
                                                                   _________    __________    _________
        Net cash provided by financing activities                 10,120,966    12,151,489      558,247
                                                                   _________    __________    _________
        Increase (decrease)  in cash and cash equivalents           (292,067)      331,569      670,495

Cash and cash equivalents at beginning of period                   2,344,484     2,012,915    1,342,420
                                                                  __________     _________    _________

Cash and cash equivalents at end of period                       $ 2,052,417   $ 2,344,484  $ 2,012,915
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
                                                                   =========     ========      ========


See accompanying notes to consolidated financial statements.
Certain amounts have been restated as discussed in note 5.


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

(2)         Summary of Significant Accounting Policies, Continued

 Property and Equipment

 Property and equipment are recorded at cost. The Company changed its method of depreciation for equipment, signs and point of sales systems from the double declining balance method to the straight-line method for assets purchased in 1996. In addition, the Company changed the life over which equipment is depreciated from five years to a 10 year depreciable life during 1996. Management made these changes to reflect more closely the life of the assets and their depreciating value over the periods. The change in the method and lives of depreciating equipment increased net income by $463,389. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful lives of the related assets. The Company capitalized interest of $124,108 and $133,191 in 1996 and 1995, respectively, as an additional cost of buildings. No interest was capitalized in 1994.

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

   Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and establishes standards for computing and presenting earnings per share (EPS). This statement will require the Company to present Basic and Diluted EPS. There will be no material impact of adoption of SFAS No. 128.

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

   The reasons for the difference between actual income tax expense for the years ended December 31, 1996, 1995 and 1994 and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

                                     1996              1995            1994
                                 ______________  _______________  ______________
                                          % of             % of            % of
                                         pretax           pretax          pretax
                                 Amount earnings  Amount earnings Amount earnings
                                _______ ________  ______ ________ ______ ________
   Income tax (benefit) expense
    at statutory rate        $ (498,098) (34.0%) $ 313,371 34.0% $ 613,498  34.0%
   State income taxes,
    net of federal income
    tax benefit                  41,509    2.8      59,203  6.4    102,912   5.7
   Nondeductible management
    fees                        170,000   11.6        -      -        -       -
   Other, net                    23,583    1.6       8,862  1.0       -       -
                              _________  ______   ________ ____   ________  ____
    Income tax (benefit)
     expense                 $ (263,006) (18.0%) $ 381,436 41.4% $ 716,410  39.7%
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

   Management fees paid in 1996, 1995 and 1994 were $804,815 and $1,189,800 and $923,864, respectively. CFA agreed to reduce the 1996 management fee by $500,000. The Company believes that these fees cover the compensation expense incurred by CFA which would be paid by the Company for the fair value of their services during 1996, as well as the fair value of any other services they provided to the Company during the period. CFA agreed to this
   one time fee reduction in recognition of the   downward pressure on net
   income caused by the relatively large number of new, unstabilized stores. Management estimates that a store requires an average of twenty-four months to stabilize its customer base. Further adjustment of management fees is not contemplated. Included in accounts payable at December 31, 1996 was an amount due of approximately $115,000.

   The Company previously accounted for the reduction of management fees as a reduction of expenses under the terms of the management contract. After discussions with the Securities and Exchange Commission (SEC), the Company decided to account for the reduction of management fees as a capital contribution during 1996. The impact of this restatement on the Company's net loss and related per share amounts is as follows:

   Impact of Restatement

   Income (loss) from operations:
       As previously reported                                  $     18,597
       As restated                                                 (481,403)

   Loss before provision for income taxes:
       As previously reported                                  $   (964,994)
       As restated                                               (1,464,994)

   Net loss:
       As previously reported                                  $   (701,988)
       As restated                                               (1,201,988)

   Net loss available to common shareholders:
       As previously stated                                    $   (835,275)
       As restated                                               (1,335,275)

   Net loss per common share and common share equivalent:
       As previously stated                                    $       (.34)
       As restated                                                     (.54)


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
                                                                         ========

   Rent expense, including contingent rentals, for the years ended December 31, 1996, 1995 and 1994 were $3,278,019, $2,458,570 and $1,995,971, respectively.
   Contingent rentals included in rent expense were approximately $177,000 and $114,000 in 1996 and 1995, respectively. There were no contingent rentals incurred during 1994.

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

 Changes in the shares authorized, granted and available under the 1991 plan are as follows:

                                                                   Weighted
                                                                    Average
                                                                    Exercise
                                          Authorized    Granted      Price
                                          __________    ________   _________
   Balance December 31, 1993                 112,500      62,500     $  .20
    Granted ($5.25 per share)                   -         49,880       5.25
    Exercised (at prices ranging from $0.2
     to $5.25 per share)                     (69,440)    (69,440)       .70
                                             _______      _______   _______
   Balance December 31, 1994                  43,060      42,940       5.25
    Granted ($8.25 per share)                   -            120       8.25
    Exercised ($8.25 per share)                 (120)       (120)      8.25
    Canceled                                    -           (260)      5.25
                                             _______     _______    _______
   Balance December 31, 1995                  42,940      42,680       5.25
    Exercised ($5.25 per share)               (2,000)     (2,000)      5.25
                                             _______     _______    _______
   Balance December 31, 1996                  40,940      40,680     $ 5.25
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

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to a percent, as determined by the committee, of the amount by which the fair market value per share of stock exceeds the exercise price of the SAR. All stock options issued have 5-year terms and vest and are exercisable in 20% increments each year.

   Stock option activity under the Omnibus Stock Plan during the periods indicated is as follows:
                                                                 Weighted
                                                                  Average
                                                       Number     Exercise
                                                     of Shares     Price
                                                      ________     ______

   Balance at December 31, 1994                           -        $  -
   Granted                                             102,500       6.50
                                                       _______     ______
   Balance at December 31, 1995                        102,500       6.50
   Granted                                              50,000       7.57
                                                       _______     ______
   Balance at December 31, 1996                        152,500       6.85
                                                       =======     ======

   At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $5.00-$8.00 and 4.0 years, respectively.

   At December 31, 1996 and 1995 there were 600,000 and 300,000 shares authorized, and 447,500 and 197,500 shares available under the Omnibus Stock Plan. Of these outstanding options, 58,750 and 30,500 were exercisable at December 31, 1996 and 1995, and the weighted average exercise price was $6.71 and $6.50.

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

                                                     1996          1995       1994
                                                     ____          ____       ____
    Net income (loss), as reported             $(1,335,275)      505,243   1,087,995
    Net income (loss), pro forma                (1,423,435)      483,899   1,069,685
    Earnings (loss) per share, as reported           (0.54)         0.26        0.62
    Earnings (loss) per share, pro forma             (0.58)         0.25        0.61


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

    Expected dividend yield                          0%
    Expected stock price volatility               30.1%
    Risk-free interest rate                       6.21%
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

(14)        Concentration of Credit Risk

 The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, cash balances in excess of the insurance limits totaled $373,771. In addition, the Company had a cash balance of $858,575 in a money market fund at December 31, 1996 which was not insured.


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

                                        LUCOR, INC. AND SUBSIDIARIES
                           Notes to Consolidated Financial Statements, Continued




(17) Unaudited Quarterly Results

Unaudited quarterly financial information for 1996 and 1995 is set forth in the table below:



                           March                June            September             December
                     _________________   _________________  __________________   ________________
                       1996     1995       1996     1995      1996      1995       1996      1995
                       ____     ____       ____     ____      ____      ____       ____      ____
                                        All dollar amounts in thousands except per common share data
Net sales           $  7,897     5,593     9,414     6,410    10,055     7,882    10,408     8,268
Gross profit           6,011     4,231     7,183     4,857     7,702     6,009     7,926     6,308
Preferred dividend
 accrued                 (35)     -          (35)     -          (28)     -          (35)      (35)
Net income (loss)*      (207)      165      (211)      175      (219)      182      (698)      (17)
Earnings (loss) per
 common share*         (0.11)     0.08     (0.08)     0.09     (0.08)     0.09     (0.54)    (0.01)


*Net loss and loss per common share as previously reported for the quarters ended
June 30, 1996 and September 30, 1996 were ($158) and ($0.062) and ($160) and ($0.057), respectively).  The loss reflected above includes additional expense of ($0.021) and
($0.021) per common share for the quarters ended June 30, 1996 and September 30, 1996, respectively.  This additional expense is a result of a retroactive adjustment for capitalized interest expense which was capitalized during the 2nd and 3rd quarter.

Certain amounts have been restated as discussed in note 5.


Item 9 - Changes in and Disagreements with Accountants or Accounting and
Financial Disclosure

None


PART III



Item 10 - Directors and Executive Officers of the Registrant

	Reference is made to the information set forth in the section entitled
"Election of Directors" in the Proxy Statement, which information is incorporated herein by reference.

	Reference is made to the information set forth in the section entitled
"Directors and Executive Officers" in the Proxy Statement, which information is incorporated herein by reference.

      Additionally, Mr. Kendall A. Carr was appointed to his position as Vice
President, Finance and Chief Financial Officer on January 1, 1996. It was erroneously stated in the Proxy statement that Mr. Martin Kauffman is the secretary for the Company. Mr. D. Fredrico Fazio and Mr. Anthony J. Beisler III have law practices as stated in the Proxy statement and have been practicing law in excess of twenty years.


Item 11 - Executive Compensation

	Reference is made to the information set forth in the section entitled
"Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

	Additionally, Mr. D. Fredrico Fazio and Mr. Anthony J. Beisler III were compensated for their services as directors of the Company through the granting of 500 shares of Class A stock under the Company's 1995 Outside Director's Stock
Award Plan. Mr. Jerry B. Conway and Mr. Stephen P. Conway received no additional compensation as directors of the Company.


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

3.1     Articles of Incorporation
3.2     By-Laws of the Registrant
3.3     Amendment to Articles of Incorporation
3.4     Amendment to Articles of Incorporation dated June 27, 1994
4.1     Form of Warrant Agreement
4.2     Form of Common Stock Certificate
4.3     Form of Warrant Certificate
10.1    Area Development Agreement - Carolina Lubes
10.2    Right of First Refusal - Carolina Lubes
10.3    Area Development Agreement and Amendment - Cincinnati Lubes
10.4    Standard form of Franchise Agreement with standard form of
        Amendment to License Agreement
10.5    Standard License Agreement
10.6    Amendment to Standard License Agreement
10.7    Amended and Restated Management Agreement of August 1988
        with Amendments of September 1993 with Carolina Lubes,
        Cincinnati Lubes and CFA Management.
10.8    Deed, Note & Loan Agreement, Milbrook - Carolina Lubes
10.12   Area Development Agreement, Jiffy Lube - Pittsburgh Lubes
10.13   Management Agreement between Pittsburgh Lubes, Inc. and CFA
        Management, Inc.
10.14   Lucor, Inc. Omnibus Stock Plan
10.15   Carolina Lubes First Right of Refusal Agreement with Jiffy
        Lube International, Inc. dated December 12, 1994
10.16   Commercial Note - Centura Bank, Pershing Road
10.17   Assignment and Assumption Agreement - P.B. Lubes and
        Carolina Lubes
10.18   Lucor, Inc. Amended and Restated 1991 Non-Qualified Stock
        Plan
10.20   Standard Lease of Inspection Equipment - Carolina Lubes
10.21   Citicorp Leasing Credit Facility form of preferred stock
        with designation of rights, and form of Sales Agreement (1)
10.23   Franchise Agreement, Jiffy Lube - Pittsburgh Lubes
21 *    Subsidiaries of the Company
27 *    Financial Data Schedule

*  Filed herewith.

(1) Incorporated by reference to Form 8-K, File No. 0-25164, dated August 18,
1995


                                   Signatures



	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						LUCOR, INC.



                                 By ________________________________________
                                    Stephen P. Conway, Chairman and Chief
                                                       Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 1998.


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

