Form 10-K
period 1997-12-31
LUCOR INC /FL/
filed 1998-04-03
CIK 914791

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                  FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1998, was $5,302,411

As of March 15, 1998, there were 2,145,733 shares of the Registrant's Class A Common Stock, $.02 par value, outstanding and 702,155 shares of the Registrant's Class B Common Stock, $.02 par value, outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Annual meeting of Stockholders to be held in May 1998 are incorporated by reference in Parts II and III.

                                       Lucor, Inc.
                                   Index to Form 10-K
                         For the Year Ended December 31, 1997



                        PART I                                            Page

Item 1  - Business   . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2  - Properties  . . . . . . . . . . . . . . . . . . . . . .  . . .    5

Item 3  - Legal Proceedings  . . . . . . . . . . .  . . . . . . . . . .     5

Item 4  - Submission of Matters to a Vote of Security-Holders  . . . . .    5

                             PART II

Item 5  - Market for the Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . . . .    6

Item 6  - Selected Financial Data  . . . . . . . . . . . . . . . . . . .    6

Item 7  - Management's Discussion and Analysis
              Financial Condition and Results of Operation . . . . . . .    8

Item 8  - Financial Statements and Supplementary Data  . . . . . . . . .   15

Item 9  - Changes in and Disagreements with Accountants
               or Accounting and Financial Disclosure  . . . . . . . . .   40

                             PART III

Item 10 - Directors and Executive Officers of the Registrant . . . . . .   41

Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . .   41

Item 12 - Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . .   41

Item 13 - Certain Relationships and Related Transactions  . . . . . . . .  41

                              PART IV

Item 14 - Exhibits, Financial Statement Schedules
                and Reports on Form 8-K  . . . . . . . . . . . . . . . .   42

PART I


Item 1 - Business

General

     Lucor, Inc. (the "Registrant" or the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube." As of December 31, 1997, the Company operated one hundred service centers in six states, including twenty five service centers in the Raleigh-Durham, North Carolina DMA (Geographic Designated Market Area defined for television markets), twenty one service centers in the Cincinnati, Ohio DMA (which includes northern Kentucky), nineteen service centers in the Pittsburgh, Pennsylvania DMA, fifteen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eight service centers in the Nashville, Tennessee area, and seven service centers in the Lansing, Michigan area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except Lansing) and franchise agreements with JLI. Unless the context otherwise requires, references herein to the Company or the Registrant refer to Lucor, Inc. and its subsidiaries.

     During 1997, the Company opened a total of six service centers. This represents a reduction in the growth rate that the Company had experienced over the prior two years. This reduction in growth was a deliberate action taken by management to allow for the most recently opened stores to mature and generate cash flows to be used to fuel future growth. During 1997, the Company developed one new Sears unit bringing the total number of Sears units to sixteen. Management has been disappointed in the revenue generated at the Sears units. Management believes that it is too early to draw any firm conclusions regarding their future profitability, however, of the sixteen units, only three of the units (all in the Raleigh-Durham, NC region) have been profitable. Further discussion of the Sears units is contained later in this Form 10-K.

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

	According to National Oil & Lube News, March 1998 edition, there are approximately 5,948 fast lube chain service centers in operation as of March 1, 1998, representing an increase in the number of fast lube operations by 7.5% over 1997. Jiffy Lube is the largest fast lube operation chain, almost double the number of service centers run by the next largest chain.

     On December 31, 1997, 1,516 Jiffy Lube service centers were open in the United States. Franchisees of JLI operated 935 of the service centers and JLI owned and operated the remaining 581 locations. (Source: Pennzoil Company, 1997 10-K.) Of the total JLI franchised service centers, the Company operated one hundred locations, making it the largest franchisee.

Services

     The products and services offered by the Company are designed to provide customers with a convenient way to perform preventative maintenance on their vehicles, typically in minutes and without an appointment. The Company's proprietary service mark "Signature Service" includes changing engine oil and filter, lubricating the chassis, checking for proper tire inflation, washing the windows, vacuuming the interior of the car, checking and replenishing fluids in the transmission, differential, windshield washer, battery and power steering, and examining the air filter, lights, and windshield wiper blades while performing a manufacturers recommended service review. A quality inspection is then completed and a Signature Service card is signed by a lubrication technician confirming that the service was properly performed. The pricing of a Signature Service ranges from $24.99 to $27.99, depending on the geographic area.

    The Company also offers several other products and services including fuel injection system cleaning, automotive additives, manual transmission, differential and transfer case fluid replacement, radiator coolant replacement, tire rotation, air filter replacement, breather element replacement, positive crankcase ventilator valve (PCV valves) replacement, wiper blade replacement, headlight and light bulb replacement, tire rotation, complete transmission fluid replacement, preventative maintenance packages, and auto safety and emissions inspection services. The Company does not perform any repairs on vehicles, only preventative maintenance.

     In combination with JLI, the Company's "fleet" business is arranged with large, national and local consumers of lubrication services who may obtain such services at the Company's service centers. These services are billed by the Company to the fleet customers through JLI for national fleet customers and by the Company for local fleet customers. The Company solicits most fleet business from local fleet customers in each of its markets.

Service Centers

     A typical service center consists of approximately 2200 square feet with three service bays, a customer lounge, storage area, a full basement and rest rooms. The operating staff at each service center consists of a manager, an assistant manager and usually eight additional employees.

     In general, the Company's service centers are well lit, clean, and provide customers an attractive surrounding and comfortable professional waiting area while their vehicle is serviced.

Marketing

     The Company uses newsprint, public relations, direct marketing, radio and television advertising to market its products and services. In addition to the Company's marketing programs, JLI conducts national marketing programs for Jiffy Lube service centers, principally through television advertising. Pennzoil conducts a national advertising program for Pennzoil motor oil and other Pennzoil lubrication products. The Company does not pay any fee to either JLI or Pennzoil for their advertising programs. In addition to direct advertising, the Company emphasizes the development of goodwill in the communities in which it operates through involvement in community promotions. Some of the Company's community campaigns include Coats for Kids, Teaching Excellence, Jump Start on Reading, Children's Hospital Free Care Fund, Boy Scouts, Scouting for Food.

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

     Pittsburgh. The Company has satisfied its obligations to develop service centers under its Area Development Agreement for the Pittsburgh market area, and currently has a right of first refusal to develop any additional service centers which JLI may propose to develop or offer to others in this market. This right extends to June 30, 2019.

     Other Areas. On August 1, 1995, Cincinnati Lubes, Inc. amended its Area Development Agreement to include Toledo, Dayton, Nashville and Cincinnati areas and agreed to operate a specific number of centers within the defined geographical areas until July 31, 2004. The Company has satisfied its development obligation under the revised agreement. The Company has a first right of refusal to develop service centers until July 31, 2019.

     Lansing. On May 1, 1996, the Company purchased substantially all of the assets of Quick Lube, Inc. which included six Jiffy Lube service centers in the Lansing, Michigan area. The Company has not entered into an Area Development Agreement regarding Lansing nor is the Company contemplating entering into an agreement at this time.

     The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 1998, the initial franchise fee ranges from $12,500 to $35,000. The franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the 15th of the following month, a practice followed by the Company.

Management Services Agreement

     Each of the Company's operating subsidiaries has entered into a management agreement (amended effective July 1, 1997, see exhibits 10.25, 10.26 and 10.27) with CFA Management, Inc., a Florida corporation (CFA), pursuant to which CFA, as an independent contractor, operates, manages and maintains the service centers. CFA is owned by Stephen P. Conway and Jerry B. Conway, both of whom are executive officers and directors of the Company and each subsidiary, as well as principal shareholders of the Company. These agreements continue until the termination of the last franchise agreement between the Company and JLI. On December 1, 1997, CFA assigned its management contract with the Company to Navigator Management, Inc. Navigator Management, Inc. is also owned by Stephen P. Conway and Jerry B. Conway. For its services, CFA receives an amount equal to a percentage of the annual net sales of each service center operated by a subsidiary, calculated as follows:


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


Expansion Plans

    The Company added six service centers in 1997, bringing the total number of service centers that the Company operates to one hundred. The Company continues to review acquisitions that will fit into its strategic expansion plans, but will remain focused on improving the sales and profitability of its service centers. At the end of 1997, there were only two service centers under construction in areas that the Company currently services. The Company was also in negotiations to purchase twenty three currently operating Jiffy Lube service centers.

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

Government Regulation and Environmental Matters

     The Company's service centers store new oil and generate and handle large quantities of used automotive oils and fluids. Accordingly, the Company is subject to a number of federal, state and local environmental laws governing the storage and disposal of automotive oils and fluids. Noncompliance with such laws and regulations, especially those relating to the installation and maintenance of underground storage tanks (UST's), could result in substantial cost. As of December 31, 1997, 12 of the Company's service centers had UST's on the premises. Of those service centers with UST's, only 7 were actively using the tanks, all at the requirement of local and state regulatory authorities. Those UST's in use comply with all Environmental Protection Agency regulations scheduled to become effective December 22, 1998. The remaining five centers have inactive UST's that are scheduled for removal in the first half of fiscal 1998. The Company is not aware that any leaks have occurred at any of its existing UST's.

     In addition, the Company's service centers are subject to local zoning laws and building codes which could adversely impact the Company's ability to construct new service centers or to construct service centers on a cost-effective basis.

Employees

	As of December 31, 1997, the Company employed 1,096 people, of which 1,044 were engaged in operating the Company's Jiffy Lube Service Centers and the remainder were in management, development, marketing, finance and administrative capacities. None of the Company's employees are represented by unions. The Company considers its employee relations to be good.

Item 2 - Properties

     Twenty four of the Company's one hundred service centers are owned, with the balance of the service centers leased. Most of the leases are for a twenty year period with generally one to two, ten year options to renew. Twelve of the company's owned service centers are secured by a mortgage held by Enterprise Mortgage Acceptance Company, LLC (EMAC). Nineteen of the leased service centers are secured by a leasehold mortgage held by EMAC. The Company also owns an 8,000 square foot office building in Raleigh, North Carolina which is secured by a mortgage to Centura Bank as described in the notes to the financial statements.

Item 3 - Legal Proceedings

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

     As of December 31, 1997, there were 455 holders of record of the Class A Common Stock and three record holders of the Class B Common Stock. No cash dividends have ever been paid on either class of the Company's Common Stock.

     The following table shows high and low sales prices for the Class A Common Stock of Lucor as reported on the NASDAQ - SmallCaps market.

                                1997                        1996
                            Market Price                 Market Price
 Quarter Ended             High      Low              High           Low

March 31                  $ 7.00    $ 6.00            $ 7.75        $ 5.75
June 30                   $ 5.50    $ 4.00            $10.00        $ 6.13
September 30              $ 5.25    $ 4.25            $ 8.50        $ 7.50
December 31               $ 4.25    $ 2.75            $ 7.50        $ 4.50

Item 6 - Selected Financial Data

     The selected consolidated financial data of the Company set forth on the following page are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this 10-K Report. The income statement data for each of the years in the five year period ended December 31 and the Balance Sheet data as of December 31, 1993, 1994, 1995, 1996, and 1997 are derived from audited Consolidated Financial Statements.


                                          LUCOR, INC.
                        Five-Year Summary of Selected Financial Data

                                  1997      1996        1995        1994        1993
                                  ____      ____        ____        ____        ____
Income Statement Data:
 Net sales                    $42,678,313 $37,772,799 $28,153,521 $20,566,519 $16,265,623
 Cost of sales                  9,979,363   8,951,465   6,748,266   4,947,670  3,987,441
                              ___________ ___________ ___________ ___________ ___________
 Gross profit                  32,698,950  28,821,334  21,405,255  15,618,849  12,278,182
                              ___________ ___________ ___________ ___________ ___________

Costs and expenses:
  Direct                       16,494,374  14,059,886  10,020,278   6,749,017   5,304,942
  Operating                     8,923,880   7,786,260   6,053,513   4,640,848   3,872,453
  Depreciation, amortization    2,056,059   2,001,300     848,301     442,116     425,842
  Selling, general, admin.      5,928,152   5,455,291   3,183,110   1,951,464   1,654,891
                              ___________ ___________ ___________ ___________  __________

                               33,402,465  29,302,737  20,105,202  13,988,997  11,428,018

Income (loss) from operations    (703,515)   (481,403)  1,300,053   1,629,852     850,164

Interest expense               (1,480,679) (1,176,149)   (450,471)   (205,552)   (169,890)
Income(loss) before provision
 for income taxes and extra-
 ordinary item                 (2,122,038) (1,464,994)    921,679   1,804,405     976,488
Income (loss) before extra-
 ordinary item                 (1,581,443) (1,201,988)    540,243   1,087,995     598,918
Extraordinary loss(net of tax)   (258,625)      -            -          -            -

Net income (loss)             $(1,581,443)$(1,201,988)$   540,243 $ 1,087,995 $   598,918
                              ============ ========== =========== =========== ===========

Preferred dividend accrued       (140,000)   (133,287)    (35,000)       -           -
Income (loss) before extra-
 ordinary item available
  to common shareholders      $(1,721,443)$(1,335,275)$   505,243 $ 1,087,995 $   598,918
                              ============ ========== =========== =========== ===========

Basic income (loss) before
 extraordinary item per
 common share                      $(0.49)     $(0.54)      $0.26       $0.62       $0.34

Diluted income (loss) before
 extraordinary item per
 common share                      $(0.49)     $(0.54)      $0.26       $0.62       $0.33

Cash dividends declared
 per share                          -0-          -0-         -0-         -0-         -0-

Weighted average common shares
   outstanding - Basic          2,842,367   2,451,683   1,944,618   1,757,985   1,758,163

Weighted average common shares
   outstanding - Dilutive       2,842,367   2,451,683   1,960,382   1,757,985   1,818,282



                                                    December 31,
                                  1997        1996       1995        1994         1993

Balance Sheet Data:
  Cash and other short-term
   assets                     $ 6,614,374 $ 5,213,281 $ 4,143,399 $ 2,967,892 $ 2,139,445
  Property and equipment, net  21,839,319  22,506,488  14,246,603   3,140,443   1,878,662
  Other assets, net             4,766,587   4,907,840   3,288,044   1,140,210     703,357
                             ___________ ___________ ___________ ___________ ___________

Total assets                  $33,220,280 $32,627,609 $21,678,046 $ 7,248,545 $ 4,721,464
                              =========== =========== =========== =========== ===========

Short-term obligations/debt     4,757,756   5,335,200   3,266,336   2,273,300   1,284,503
Long-term liabilities          18,855,114  16,304,431  12,198,958   1,256,886   1,691,494
Preferred stock, redeemable     2,000,000   2,000,000   2,000,000
Shareholder's equity            7,607,410   8,987,978   4,212,752   3,718,359   1,745,467


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

     The Company is engaged through its subsidiaries in the automotive fast oil change, fluid maintenance lubrication, and general preventative maintenance service business at one hundred service centers located in six states. Twenty five service centers are located in the Raleigh-Durham area of North Carolina, twenty one in the Cincinnati Ohio area (which includes northern Kentucky), nineteen in the Pittsburgh, Pennsylvania area, fifteen in the Dayton, Ohio area, five in the Toledo, Ohio area, eight in the Nashville, Tennessee area, and seven in the Lansing, Michigan area. Starting in early 1995, the Company embarked on a plan of expansion, involving acquisition of facilities in new markets as well as construction of new sites in current markets.

     In July 1995 Citicorp Leasing, Inc. agreed to lend $18.0 million to the Company to refinance existing debt, fund the acquisition of new service center sites, and to provide capital for the acquisition of additional service centers in the Raleigh-Durham, Cincinnati, and Pittsburgh areas (See Lucor, Inc. 10-K for the year ended December 31, 1995). During 1995, the Company acquired fifteen centers by purchase and developed nine other centers, ending the year with sixty operating locations. During 1996, the Company acquired substantially all the assets of Quick Lube, Inc., which included six service centers in the Lansing, Michigan area. In addition, site development continued in its existing markets, adding four centers in Cincinnati, six in Dayton, three in Nashville, six in North Carolina, and nine in Pittsburgh. At the end of 1996, Company had ninety four centers operating. During 1997, the Company added six service centers. One center was acquired in Lansing, Michigan, a Sears center in Cincinnati, Ohio, one service center in Dayton, Ohio, one service center in Nashville, Tennessee, and one service center in Pittsburgh, Pennsylvania.

     On December 31, 1997, the Company refinanced its existing debt with Citicorp Leasing, Inc. through EMAC resulting in a new debt of $17,949,000. The Company refinanced its debt to position itself for further expansion.

     The revenue and profits generated by the service centers located in Sears Auto Centers were disappointing in 1997. In March 1995, Jiffy Lube
International (JLI) and the Sears Merchandise Group (Sears) agreed to open fast-oil change units in Sears Auto Centers. The Company agreed to open sixteen such centers in the DMA's the Company currently services. The table below shows the financial impact of the Sears operations:

                                   All           Sears           Non-Sears
                             Service Centers Service Centers Service Centers

Net sales                     $ 42,678,313    $  3,221,710    $  39,456,603
Cost of sales                    9,979,363         790,024        9,189,339
                              _____________   _____________   ______________
Gross profit                    32,698,950       2,431,686       30,267,264
                              _____________   _____________   ______________

Direct expenses                 16,494,374       2,070,546       14,423,828
Operating                        8,923,880         616,186        8,307,694
Depreciation and amortization    2,056,059         374,563        1,681,496
Selling, general and
   administrative                5,928,152         470,008        5,458,144
                              _____________   _____________   ______________
Total costs and expenses        33,402,465       3,531,303       29,871,162
                              _____________   _____________   ______________

Income from operations        $   (703,515)   $ (1,099,617)   $     396,102
                             ==============   =============   ==============

     Management is considering a number of options for the Sears units. Of the sixteen units in operation, only the three units in North Carolina are profitable. It typically takes approximately twenty four months for a store to reach its mature level of stabilized, consistent sales. The majority of the Sears units are in the eleventh to fifteenth month of operation (the North Carolina stores have been open the longest). Management has been disappointed in the revenue being generated by the Sears units. The Company had forecast a stronger traffic flow from the existing Sears customer base. Many of the Company's customers at the Sears locations are existing customers from the Company's nearby free-standing units. Sears and JLI have joined with the Company to provide additional marketing funds to boost the traffic flow into these facilities for a six month period. At the end of this period, the Company will re-evaluate the performance of the Sears units with the following strategies in mind:

1.  Closing Sears units in some markets and monitoring the results.
2.  Renegotiating the lease and licensing agreement.
3.  Closing all non profitable units and taking a charge against earnings.
4.  Keeping the units open but taking a partial charge against earnings.

    The Company continues to closely monitor the revenue and profit of the Sears units, but feels that the enterprise is too immature to warrant reducing the carrying value of the assets. Although the Sears units have sustained substantial losses in 1997, both revenue and profits are trending upward. We have reviewed FASB Statement No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed and feel that the carrying amounts are recoverable based on the current trends. Management continues to project that all units will eventually become profitable and show a return on the investment made. Management believes that the next twelve to twenty four months are critical for these operations.

Results of Operations

     The Company's primary indicator of business activity is revenue generated. Costs are measured as a percentage of net sales. Cost of sales and direct costs (which includes labor at the retail level and other volume-related operating costs) can be expected to vary approximately in line with sales volumes. Operating costs include store occupancy costs, insurance, royalties paid to the franchisor, management fees and other lesser categories of expenses. Store occupancy costs can be expected to vary, either with periodic, contractual rent increases at leased locations or as a function of sales for those leases which have a sales based rent schedule. Real estate taxes are subject to periodic adjustments. Royalty fees paid to the franchisor are 4% of sales and management fees are paid at rates described above (see Management Services Agreement). The Company's service centers are open 7 days per week and average 360 days of operation per year.

1997 Compared to 1996

     Net sales increased by 13% from 1996 to 1997 due to the increase in base business over the previous year as well as the impact of new service centers which were opened during 1997 as indicated on the following table:




Same stores                     10%      $ 41,444,735    $ 37,772,799

New Stores                                  1,233,578               0
                                         ____________    ____________

Total new sales change          13%      $ 42,678,313    $ 37,772,799
                                         ============    ============

     The Company's average daily sales per service center declined when comparing 1997 with 1996. A large impact on the decrease of the average daily sales per store were the Sears units, which were opened only an average of three months in 1996. Taking out the Sears operations, average daily sales per service center increased in 1997 compared to 1996.

     Cost of sales, which represents the direct cost of material sold to the customer (oil, filters, lubricants, wiper blades, additives, etc.) decreased as a percent of sales from 23.7% to 23.4%. This decrease in cost of sales reflects the results of purchase cost reduction programs put in place in 1997.

     Direct operating costs increased by $2,434,488 or 17% in 1997 as compared to 1996. These costs consist primarily of direct labor and associated labor benefits costs and supplies expended at each location to run the operation. As a percent of sales these costs increased from 37.2% in 1996 to 38.6% in 1997. The majority of the increased percentage cost of sales relates to increased labor costs as a percent of sales. Due to the fixed labor requirement to operate a service center, these costs will increase, as a percent of sales, as the number of cars per day decreases. The Company operates in areas that are experiencing low unemployment rates which continues to make it difficult to obtain the necessary labor to run its service centers. The Company has been able to resist any significant upward pressures on wage rates. We are uncertain what affect this may have, if any, on future labor rates, but do not expect any significant upward pressure in 1998.

     Operating costs increased by $1,137,620 or 14.6% in 1997 as compared to 1996. The increase in operating costs above the increase in sales, results from fixed occupancy costs that are higher, as a percent of sales, for new service centers. Operating costs consist primarily of facility related costs such as rents, real estate and personal property taxes plus royalties paid to JLI as part of the franchise agreement and management fees paid to CFA and by assignment on December 1, 1997 to Navigator Management, Inc.

     Depreciation and amortization costs increased by $54,759.

     Selling, general, and administrative (SGA) costs increased by $472,861 or 9% in 1997 as compared to 1996. As a percent of sales, SGA costs decreased by .6%. All of the increase in SGA related to increased marketing efforts for 1997. The Company increased its marketing efforts in order to attract additional business into its service centers. Other general and administrative expenses decreased slightly from the previous year.


     Interest expense increased by $304,530 reflecting a full year's interest expense on loans outstanding which were increased over 1996.

     Other income decreased by $130,402 in 1997 compared to 1996. Other income in 1996 included a gain of $47,000 on the sale of the former Corporate headquarters. Interest income was also lower in 1997 than in 1996 reflecting a lower average cash balance on hand.

     The extraordinary loss of $258,625 (net of tax) was recorded in 1997 to reflect the write off of unamortized expenses capitalized as part of the cost of obtaining the Citicorp debt in 1995. On December 31, 1997 this debt was refinanced using new debt obtained from EMAC (See discussion elsewhere in this Form 10-K).

     Income tax benefit represented 25.5% of net income. The benefit is lower than the statutory rate mainly due to minimum state income taxes that are due, plus non deductible reduction of management fees.

     Dividends on Series A redeemable preferred stock were $140,000 in 1997.


1996 Compared to 1995

     Net sales increased 34% from 1995 to 1996 due to the increase in base business sales as well as the impact of the new service centers which were opened during the year as indicated in the following table:



                             Increase         1996              1995

Same stores                     15%       $ 32,416,340      $ 28,153,521

New store                                    5,356,459                 0
                                          ____________      ____________

Total net sales in 1996         34%       $ 37,772,799      $ 28,153,521
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

     Income tax (benefit) expense represented (18%) of the before tax loss in 1996, versus 41% of the before tax income in 1995. State income taxes, approximating 6% of before tax results, cannot generally be carried back to prior years. Federal income losses, however, may be carried back to offset previously reported income. The Company has recorded a receivable of $556,364, representing income taxes paid in prior years and now recoverable.
A deferred tax provision of $293,357 was made mainly representing future taxes that may be paid when the accelerated depreciation used for tax purposes is reduced below the book depreciation.

     Dividends on Series A redeemable preferred stock was $133,287, up $98,287 from 1995. This increase reflects a full years dividend as compared to one quarter charged in 1995.


Liquidity and Capital Resources

     As of December 31, 1997, the Company had cash and short term assets of $6,614,374 and short term obligations (including the current portion of long term debt) of $4,757,756 for net working capital of $ 1,856,618. Cash provided by operations amounted to $777,239. Net cash used in investing activities was $957,872. These funds were mainly spent on the addition of service centers.

     On December 31, 1997, the Company refinanced its loan with Citicorp Leasing, Inc. by obtaining a series of loans totaling $17,949,000 from EMAC. These new loans carry a fixed interest rate of 8.76% and are payable as interest only for the first three months. Loans with underlying collateral of fee simple properties are amortized in equal installments over twenty five years, all other loans are amortized over fifteen years. The total amount amortized over twenty five years is $10,871,000, the remaining $7,078,000 is amortized over fifteen years. The Company refinanced its loans with Citicorp due to a willingness of EMAC to finance future expansion plans, and has obtained such additional financing from EMAC since December 31, 1997. Additional funds were obtained from Jay C. Howell and Pennzoil Products Company totaling $650,000.

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

     CFA Management, Inc. (CFA) elected to reduce its management fees to the Company by $338,000 and $500,000 for 1997 and 1996, respectively. CFA made this reduction as a demonstration of CFA's confidence in the future of the Company during its historic expansion period. The Company originally treated these decreases in fees as a reduction in operating expense. However, following discussions with the Securities and Exchange Commission (SEC), the Company decided to account for the reduction of management fees as a capital contribution. A restatement of the third quarter 1997 was made to reflect the treatment as a capital contribution. See note 18 to the financial statements for the affects of the restatement.

     Based on the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available facilities will be sufficient to enable the Company to meet its anticipated cash requirements for the next 12 months, including for debt service. In addition, the Company believes that it will be able to obtain additional financing through its new lender to facilitate expansion plans over the next three to five years. If the Company is unable to satisfy its cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures and expansion plans, restructuring indebtedness, or selling assets. The Company contemplates the sale of additional equity instruments over the next twelve months. There can be no assurance that there will be a market for the Company's equity instruments at a price that the Company deems sufficient. The sale of additional equity could result in additional dilution to the Company's stockholders.

Forward Looking Statements

     Certain statements in this Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: competition, success of operating initiative, advertising and promotional efforts, adverse publicity, acceptance of new product offerings, availability, locations and terms of sites for store development, changes in business strategy or development plan, availability and terms of capital, labor and employee benefit costs, changes in government regulation, regional weather conditions, and other factors specifically referred to in this 10-K.

Impact of New Accounting Standards

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company on December 31, 1997. As a result, the Company changed the method previously used to compute earnings per share and has restated all prior periods.

Year 2000

     The Company is in the process of reviewing its computer systems to determine any potential year 2000 compliance issues. Many of the Company's current systems are already compliant. The total future cost associated with potential year 2000 compliance issues has not been determined, but is not expected to have a material adverse effect on the financial position of the Company.

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                                          Page

Consolidated Financial Statements:

  Independent Auditors' Report                                              16


  Consolidated Balance Sheets as of December 31, 1997 and 1996              17

  Consolidated Statements of Income (Loss) for the years ended
    December 31, 1997, 1996 and 1995                                        18

  Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995                                 19

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995                                  20

   Notes to Consolidated Financial Statements                               22

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

                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Lucor, Inc. and Subsidiaries
Raleigh, North Carolina


We have audited the accompanying consolidated balance sheets of Lucor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Raleigh, North Carolina
March 13, 1998


                           LUCOR, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            December 31, 1997 and 1996
                     Assets                                          1997         1996
                    _______                                     ______________  __________
Current assets:
  Cash and cash equivalents (note 13)                           $   1,548,418 $   2,052,417
  Accounts receivable, trade, net of allowance for doubtful
   accounts of $41,500 and  $34,245 at December 31, 1997 and
   1996, respectively                                                 293,364       233,553
  Accounts receivable, other                                        1,974,445       257,601
  Income tax receivable                                               466,523       556,364
  Inventories                                                       2,138,180     1,832,658
  Prepaid expenses                                                    193,444       280,688
                                                                _____________  ____________
     Total current assets                                           6,614,374     5,213,281
                                                                _____________  ____________
Property and equipment, net of accumulated
  depreciation (notes 3 and 6)                                     21,839,319    22,506,488
Other assets:
  Goodwill, net of accumulated amortization of $292,431 and
   $188,561 at December 31, 1997 and 1996, respectively             2,643,435     2,709,796
  License, application, area development, loan acquisition,
   non-compete agreements and organization costs, net of
   accumulated amortization of $811,982 and $756,171 at
   December 31, 1997 and 1996, respectively                         2,036,096     1,833,807
  Security deposits and pre-opening costs, net of accumulated amortization of $1,024,570 and $581,942 at December 31, 1997
   and 1996, repectively                                               87,056       364,237
                                                                _____________  ____________
                                                                    4,766,587     4,907,840
                                                                _____________  ____________
                                                                $  33,220,280 $  32,627,609
                                                                =============  ============

        Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt (note 6)                    $     305,578  $    969,893
  Current portion of capital lease (note 8)                            25,478        22,664
  Accounts payable                                                  2,949,018     2,967,822
  Accrued expenses:
    Payroll                                                           701,279       695,949
    Property taxes                                                    319,298       316,133
    Other                                                             422,105       327,739
    Preferred dividend                                                 35,000        35,000
                                                                _____________   ___________
      Total current liabilities                                     4,757,756     5,335,200
                                                                _____________   ___________

Long-term debt, net of current portion (note 6)                    18,642,480    15,831,727
Capital lease, net of current portion (note 8)                         23,634        49,110
Deferred taxes  (note 4)                                              189,000       423,594
                                                                _____________   ___________
      Total long-term liabilities                                  18,855,114    16,304,431
                                                                _____________   ___________

Series A redeemable preferred stock (note 10)                       2,000,000     2,000,000
                                                                _____________   ___________
Stockholders' equity (notes 9, 10, 11 and 12):
  Preferred stock, $.02 par value, ($.10
    liquidation preference), authorized 5,000,000
    shares, issued and outstanding, none                               -              -
  Common stock, Class "A", $.02 par value,
    5,000,000 shares authorized, 2,145,733 and 2,099,733
    shares issued and outstanding at December 31, 1997
    and 1996, respectively                                             42,914        41,994
  Common stock, Class "B", $.02 par value,
    2,500,000 shares authorized, 702,155 shares issued
    and outstanding at December 31, 1997 and 1996                      14,043        14,043
  Additional paid-in capital                                        9,599,642     9,001,062
  Treasury stock at cost (760 shares at December 31, 1997
    and 1996)                                                          (3,437)       (3,437)
  Accumulated deficit                                              (2,045,752)      (65,684)
                                                                _____________   ___________
      Total stockholders' equity                                    7,607,410     8,987,978
                                                                _____________   ___________
Commitments and contingencies (notes 7 and 8)
                                                                $  33,220,280  $ 32,627,609
                                                                =============   ===========
See accompanying notes to consolidated financial statements.


                           LUCOR, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income (Loss)
                   Years ended December 31, 1997, 1996 and 1995

                                                               1997            1996             1995
Net sales                                                 $  42,678,313   $  37,772,799   $  28,153,521
Cost of sales (note 5)                                        9,979,363       8,951,465       6,748,266
                                                          ______________  ______________  ______________
      Gross profit                                           32,698,950      28,821,334      21,405,255
                                                          ______________  ______________  ______________
Costs and expenses:
   Direct                                                    16,494,374      14,059,886      10,020,278
   Operating (note 5)                                         8,923,880       7,786,260       6,053,513
   Depreciation and amortization                              2,056,059       2,001,300         848,301
   Selling, general and administrative                        5,928,152       5,455,291       3,183,110
                                                          ______________  ______________  ______________
                                                             33,402,465      29,302,737      20,105,202
                                                          ______________  ______________  ______________

      Income (loss) from operations                            (703,515)       (481,403)      1,300,053
                                                          ______________  ______________  ______________

Interest expense                                             (1,480,679)     (1,176,149)       (450,471)
Other income                                                     62,156         192,558          72,097
                                                          ______________  ______________  ______________
                                                             (1,418,523)       (983,591)       (378,374)
                                                          ______________  ______________  ______________
      Income (loss) before provision for
         income taxes and extraordinary item                 (2,122,038)     (1,464,994)        921,679

Income tax benefit (expense)  (note 4)                          540,595         263,006        (381,436)
                                                          ______________  ______________  ______________

      Income (loss) before extraordinary item                (1,581,443)     (1,201,988)        540,243

Extraordinary item - loss on extinguishment
 of debt, net of income tax benefit of $133,000 (note 6)       (258,625)         -                -
                                                          ______________  ______________  ______________

       Net income (loss)                                  $  (1,840,068)  $  (1,201,988)  $     540,243
                                                          ==============  ==============  ==============

       Income (loss) before extraordinary item            $  (1,581,443)  $  (1,201,988)  $     540,243

Preferred dividend                                             (140,000)       (133,287)        (35,000)
                                                          ______________  ______________  ______________
       Income (loss) before  extraordinary item
        available to common shareholders                  $  (1,721,443)  $  (1,335,275)  $     505,243
                                                          ==============  ==============  ==============
Basic income (loss) per common share:
   Income (loss) before extraordinary item available to
    common shareholders                                   $        (.61)  $        (.54)  $         .26
   Extraordinary item                                              (.09)         -                -
                                                          ______________  ______________  ______________
   Net income (loss) per common share available to
    common shareholders                                   $        (.70)  $        (.54)  $         .26
                                                          ==============  ==============  ==============
Diluted income (loss) per common share:
   Income (loss) before extraordinary item available to
    common shareholders                                   $        (.61)  $        (.54)  $         .26
   Extraordinary item                                              (.09)         -                -
                                                          ______________  ______________  ______________
   Net income (loss) per common share available to common
    shareholders                                          $        (.70)  $        (.54)  $         .26
                                                          ==============  ==============  ==============
Weighted average common shares outstanding:
   Basic                                                      2,842,367       2,451,683       1,944,618
   Options (incremental shares)                                 -                -               15,764
                                                          ______________  ______________  ______________
   Dilutive                                                   2,842,367       2,451,683       1,960,382
                                                          ==============  ==============  ==============

See accompanying notes to consolidated financial statements.



                                                             LUCOR, INC. AND SUBSIDIARIES
                                                    Consolidated Statements of Stockholders' Equity
                                                     Years ended December 31, 1997, 1996 and 1995

                                             Preferred Stock                     Common Stock
                                         _____________________  ___________________________________     Additional
                                             Number                 umber of shares                      paid-in
                                           of shares Par value    Class "A"   Class "B"   Par value      capital
                                          __________ _________  ___________  __________  __________   ____________
Balance at December 31, 1994                    -    $  -         1,242,136    702,155      38,885      2,915,126
Stock issued for employee bonuses
and directors' fees (note 12)                   -       -             1,120      -              22          9,218
Stock issuance costs                            -       -            -           -          -             (20,090)
Net income                                      -       -            -           -          -              -
Preferred dividend                              -       -            -           -          -              -
                                           ________  _______     __________   ________   _________     ___________
Balance at December 31, 1995                    -       -         1,243,256    702,155      38,907      2,904,254
Stock issued for directors' fees (note 12)      -       -             1,000      -              20          7,480
Exercise of stock options (note 12)             -       -             2,000      -              40         10,460
Sale of stock to directors (note 9)             -       -            55,000      -           1,100        342,650
Sale of stock to Pennzoil (note 9)              -       -           759,477      -          15,190      4,986,998
Repurchase of shares                            -       -            -           -          -              -
Purchase of Lansing units (note 7)              -       -            39,000      -             780        249,220
Capital contribution                            -       -            -           -          -             500,000
Net (loss)                                      -       -            -           -          -              -
Preferred dividend                              -       -            -           -          -              -
                                           ________  _______     __________   ________   _________     ___________
Balance at December 31, 1996                    -       -         2,099,733    702,155      56,037      9,001,062
Stock issued for directors' fees (note 12)      -       -             1,000      -              20          2,730
Sale of stock to directors (note 9)             -       -            45,000      -             900        257,850
Capital COntribution                            -       -            -           -          -             338,000
Net (loss)                                      -       -            -           -          -              -
Preferred dividend                              -       -            -           -          -              -
                                           ________  _______     __________   ________   _________     ___________
Balance at December 31, 1997                    -    $  -         2,145,733    702,155      56,957      9,599,642
                                           ========  =======     ==========   ========   =========     ===========


                                           Treasury Stock
                                           _______________    Retained
                                           Number             earnings
                                           of shares  Cost     (deficit)
                                           _________ ______  ___________
Balance at December 31, 1994                    -       -         764,348
Stock issued for employee bonuses
and directors' fees (note 12)                   -       -          -
Stock issuance costs                            -       -          -
Net income                                      -       -         540,243
Preferred dividend                              -       -         (35,000)
                                            _________ _______ ____________
Balance at December 31, 1995                    -       -       1,269,591
Stock issued for directors' fees (note 12)      -       -          -
Exercise of stock options (note 12)             -       -          -
Sale of stock to directors (note 9)             -       -          -
Sale of stock to Pennzoil (note 9)              -       -          -
Repurchase of shares                             760  (3,437)      -
Purchase of Lansing units (note 7)              -       -          -
Capital contribution                            -       -          -
Net (loss)                                      -       -      (1,201,988)
Preferred dividend                              -       -        (133,287)
                                            _________ _______ ____________
Balance at December 31, 1996                     760  (3,437)     (65,684)
Stock issued for directors' fees (note 12)      -       -          -
Sale of stock to directors (note 9)             -       -          -
Capital Contribution                            -       -          -
Net (loss)                                      -       -      (1,840,068)
Preferred dividend                              -       -        (140,000)
                                            _________ _______ ____________
Balance at December 31, 1997                     760  (3,437)  (2,045,752)
                                            ========= ======= ============

See accompanying notes to consolidated financial statements.


                                         LUCOR, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                  Years ended December 31, 1997, 1996 and 1995

                                                                     1997             1996            1995
                                                                _____________    _____________    ____________
Cash flows from operations:
  Net income (loss)                                             $ (1,840,068)    $ (1,201,988)    $   540,243
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     (Gain) loss on sale of property and equipment                    (1,200)         (47,942)           (178)
     Depreciation of property and equipment                        1,272,583        1,149,028         671,553
     Amortization of intangible assets and pre-operating costs       783,476          852,272         176,748
     Write-off of loan origination costs                             391,625            -               -
     Stock issued as employee bonuses and
      directors' fees                                                  2,750            7,500           9,240
     Management fee recorded as contributed capital                  338,000          500,000           -
     Changes in assets and liabilities:
       Increase in accounts receivable, trade                        (59,811)        (103,013)        (25,213)
       Decrease (increase) in accounts receivable, other             168,858         (156,639)        (40,279)
       Increase in inventories                                      (305,522)        (623,924)        (57,548)
       Decrease (increase) prepaid expenses                           87,244          (70,585)       (143,386)
       Decrease (increase)  in income tax receivable                  89,841         (325,356)       (231,008)
       Increase in accounts payable and accrued
        expenses                                                      84,057        1,404,428       1,445,769
       Decrease in income tax payable                                  -                -            (386,048)
       Decrease (increase) in deferred tax liability                (234,594)         293,357         130,237
                                                                _____________    _____________    ____________
         Net cash (used in) provided by operating activities         777,239        1,677,138       2,090,130
                                                                _____________    _____________    ____________
Cash flows from investing activities:
  Purchase of property and equipment                              (3,410,957)     (11,106,005)    (10,081,718)
  Acquisition of additional service centers and related
   equipment                                                         (45,000)      (1,548,191)     (1,887,210)
  Acquisition of area development agreement
   and other intangible assets                                      (140,817)        (333,556)       (386,774)
  Decrease (increase) in security deposits                            22,405          (19,649)           (106)
  Pre-opening costs                                                 (197,737)        (696,422)       (158,424)
  Proceeds from sale of property and equipment                     2,504,437          173,950           1,577
  Decrease (increase) in construction in progress                    309,797        1,939,702      (1,397,395)
                                                                _____________    _____________    ____________
    Net cash used in investing activities                           (957,872)     (11,590,171)    (13,910,050)
                                                                _____________    _____________    ____________
Cash flows from financing activities:
  Proceeds from the exercise of stock options                          -               10,500           -
  Repurchase of common stock                                           -               (3,437)          -
  Proceeds from issuance of common stock                             258,750        5,345,938           -
  Proceeds from issuance of Series A redeemable
   preferred stock                                                     -                -           2,000,000
  Loan origination costs                                            (680,190)           -            (538,571)
  Dividend paid                                                     (140,000)        (133,287)          -
  Stock issuance costs                                                 -                -             (20,090)
  Repayments of capital lease                                        (22,662)          (3,526)          -
  Proceeds from borrowings                                        16,713,298        4,719,981      15,870,591
  Repayments of debt                                             (16,452,562)        (315,203)     (5,160,441)
                                                                _____________    _____________    ____________
    Net cash (used in) provided by financing activities             (323,366)       9,620,966      12,151,489
                                                                _____________    _____________    ____________

    Increase (decrease)  in cash and cash equivalents               (503,999)        (292,067)        331,569

Cash and cash equivalents at beginning of period                   2,052,417        2,344,484       2,012,915
                                                                _____________    _____________    ____________

Cash and cash equivalents at end of period                      $  1,548,418     $  2,052,417    $  2,344,484
                                                                =============    =============   =============


Supplementary disclosures:
  Interest paid, net of amounts capitalized                     $  1,480,679     $  1,052,041    $    441,804
                                                                =============    =============   =============
  Income tax paid                                               $     41,031     $     23,425    $    868,256
                                                                =============    =============   =============

Acquisition of units:
  Inventory acquired                                            $      -         $     82,432    $    297,644
  Fair value of other assets acquired,
   principally property and equipment                                  7,490          293,318         475,232
  Value of stock issued                                                -             (250,000)          -
  Goodwill                                                            37,510        1,422,441       1,114,334
                                                                _____________    _____________    ____________
  Cash paid                                                     $     45,000     $  1,548,191    $  1,887,210
                                                                =============    =============   =============

Supplementary schedule of non-cash financing
 and investing activities:
  Unreleased proceeds from borrowings, included
   in accounts receivable, other                                $  1,885,702     $       -       $      -
                                                                =============    =============   =============
  Capital lease                                                 $      -         $     75,300    $      -
                                                                =============    =============   =============


See accompanying notes to consolidated financial statements.


                           LUCOR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996


(1)	Nature of Business

Lucor, Inc. (the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube". As of December 31, 1997, the Company operated one hundred service centers in six states, including twenty-five service centers in the Raleigh-Durham, North Carolina DMA (Geographic Designated Market Area defined in the Arbitron
Ratings Guide for television markets), twenty-one service centers in the Cincinnati, Ohio DMA (which includes northern Kentucky), nineteen service centers in the Pittsburgh, Pennsylvania DMA, fifteen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eight service centers in the Nashville, Tennessee area, and seven service centers in the Lansing, Michigan area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except for Lansing) and franchise agreements with JLI. These franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the fifteenth of the following month, a practice followed by the Company. The Company purchases, leases as well as constructs these service centers. The Company operated 94 and 60 service centers at December 31, 1996 and 1995, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. The Company changed its method of depreciation for equipment, signs, furniture and fixtures and point of sales systems from the double declining balance method to the straight-line method for assets purchased since 1996. In addition, during 1996 the Company changed the life over which equipment purchased since 1996 is depreciated from five years to a ten year depreciable life during 1996. Management made these changes to reflect more closely the life of the assets and their depreciating value over the periods. The change in the method and lives of depreciating equipment increased net income by $463,389 in 1996. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful lives of the related assets. The Company capitalized interest of $124,108 and $133,191 in 1996 and 1995, respectively, as an additional cost of buildings. No interest was capitalized in 1997.

Goodwill

The Company evaluates, when circumstances warrant, the recoverability of its goodwill on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans.

Amortization

Amortization of other assets is being computed using the straight-line method over the following lives:

                                                   Years

                Goodwill                       15, 20 and 40
                Franchise rights               20
                License fees                   10, 15 and 20
                Organization costs             5
                Area development agreement     4.5, 10 and 13
                Acquisition/Application fees   20
                Loan acquisition costs         8, 15 and 25
                Non-compete agreements         5 and 10
                Pre-opening costs              0.5
                Legal costs                    7 and 8

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

Loan Acquisition Costs

The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt.

Basic and Diluted Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting basic and diluted earnings per share. As required by SFAS No. 128, the Company adopted the provisions of the new standard with retroactive effect beginning in 1997. Accordingly, all net income (loss) per common share amounts for all prior periods have been restated to comply with SFAS No. 128.

The basic income (loss) per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted income
(loss) per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of income (loss) used in the calculations of diluted and basic income
(loss) per common share were the same for all the years presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended December 31, 1997 and 1996, as common equivalent shares from stock options and stock warrants would have an antidilutive effect.

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

Reclassifications

Certain accounts included in the 1996 financial statements have been reclassed to conform to the 1997 presentation. These reclassifications have no effect on net income (loss) or stockholders' equity as previously reported.

(3)	Property and Equipment

Major classifications of property and equipment together with their estimated useful lives are summarized below:

                                                                          Lives
                                         1997          1996              (years)
                                  ______________ ____________     ______________________
        Land                      $    3,829,760    4,379,053      N/A
        Buildings                     11,289,116   11,017,083      31.5
        Point of sale systems            364,930      289,488      5
        Equipment                      6,124,165    5,666,207      5 and 10
        Furniture and fixtures           378,699      337,058      7
        Signs                            594,626      505,995      7
        Transportation equipment         322,471      336,329      5
        Leasehold improvements         2,937,620    2,400,505      31.5 or remaining life
                                                                   of lease
        Software                          75,300       75,300      Life of lease
	Construction in progress,
         including related land          395,062      704,859      N/A
                                  _______________ ____________
                                      26,311,749   25,711,877
        Accumulated depreciation      (4,472,430)  (3,205,389)
                                  _______________ ____________
                                  $   21,839,319   22,506,488
                                  =============== ============

(4)	Income Taxes

Total income tax expense for the year ended December 31, 1997 was allocated as follows:

       Income from continuing operations               $ (540,595)
       Extraordinary item                                (133,000)
                                                       ___________
                                                       $ (673,595)
                                                       ===========

The components of income tax expense (benefit) attributable to income from operations for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                  1997            1996           1995
                              ___________     ___________     __________
   Current:
     Federal                  $ (439,000)     $ (556,364)     $ 181,694
     State                          -               -            69,506
                              ___________     ___________     __________
				(439,000)	(556,364)	251,200
                              ___________     ___________     __________
   Deferred:
     Federal                    (183,507)        230,466        110,041
     State                        81,912          62,892         20,195
                              ___________     ___________     __________
				(101,595)	 293,358	130,236
                              ___________     ___________     __________
       Total                  $ (540,595)     $ (263,006)     $ 381,436
                              ===========     ===========     ==========

The components of deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996 are as follows:

                                                   1997          1996
                                             _______________  ____________
   Deferred tax assets:
     Allowance for doubtful receivable       $       16,000        13,594
     State net economic loss carryforwards          389,000       169,658
     Federal net operating loss carryforward        966,000         -
     Tax credit carryforward                         62,000       239,685
                                             _______________  ____________
       Total gross deferred tax assets            1,433,000       422,937
     Less valuation allowance                      (307,000)     (121,925)
                                             _______________  ____________
       Net deferred tax assets                    1,126,000       301,012
                                             _______________  ____________

   Deferred tax liabilities:
     Depreciation                                (1,315,000)     (724,606)
                                             _______________  ____________
       Total gross deferred tax liabilities      (1,315,000)     (724,606)
                                             _______________  ____________

       Net deferred tax liability            $     (189,000)     (423,594)
                                             ===============  ============

It is management's opinion that it is more likely than not that the net deferred tax assets will be realized. This conclusion is based on the fact that the tax credit carryforwards are available indefinitely, there is a fifteen year carryforward period for the federal net operating loss carryforward and for a portion of the state net economic loss carryforward and the reversal of the gross deferred tax liabilities. A valuation allowance has been recorded relating to state loss carryforwards that expire in three to five years. The valuation allowance for deferred tax assets as of January 1, 1997 was $121,925. The net change in valuation allowance for the years ended December 31, 1997 was an increase of $185,075.

At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $2,840,000 which are available to offset future federal taxable income, if any, through 2012. In addition, the Company has alternative minimum tax credit carryforwards of $62,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The reasons for the difference between actual income tax (benefit) expense attributable to (loss) income from operations for the years ended December 31, 1997, 1996 and 1995 and the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes are as follows:

                                       1997                   1996                   1995
                               _____________________  _____________________  ____________________
                                              % of                   % of                  % of
                                             pretax                 pretax                pretax
                                  Amount    earnings     Amount    earnings    Amount    earnings
                               ___________  ________   ___________ _________  _________  ________
Income tax (benefit) expense
  at statutory rate            $ (721,493)   (34.0%)   $ (498,098)   (34.0%)  $ 313,371    34.0%
State income taxes,
  net of federal income
  tax benefit                      54,062      3.0         41,509      2.8       59,203     6.4
Nondeductible management
  fees                            114,920      5.4        170,000     11.6         -         -
Other, net                         11,916      0.6         23,583      1.6        8,862     1.0
                               ___________  ________   ___________ _________  _________  ________
  Income tax (benefit)
    expense                    $ (540,595)   (25.5%)   $ (263,006)   (18.0%)  $ 381,436    41.4%
                               ===========  ========   =========== =========  ========== ========


(5)	Related Party Transactions

The Company, through its subsidiaries, entered into management agreements (as amended July 1, 1997) with CFA Management, Inc. ("CFA") which is owned by certain stockholders of the Company, to operate, manage and maintain the subsidiaries' service centers. The management agreements for the entities expire on various dates through 2002. These agreements may be extended. For its services, CFA Management, Inc. receives a percentage of annual gross sales calculated on the basis of all service centers as follows:

                   Number of            Management fee
                service centers       per service center
                _______________       __________________

                    1 - 34                  4.50%
                   35 - 70                  3.00%
                   71 - 100                 2.25%
                 More than 100              1.50%

Management fees paid in 1997, 1996 and 1995 were $1,231,377, $804,815 and
$1,189,800, respectively.

During 1997 and 1996, CFA agreed to reduce its management fees by $338,000 and $500,000, respectively. The Company accounted for the reduction of management fees as capital contributions.

Included in accounts payable at December 31, 1997 and 1996 was an amount due to CFA of $181,931 and $115,000, respectively.

On December 1, 1997, CFA assigned its management agreement with the Company to Navigator Management, Inc, which is owned by certain stockholders of the Company. No management fees have been paid to Navigator Management, Inc. in 1997. Included in accounts payable at December 31, 1997 was an amount due to Navigator Management, Inc. of $125,284.

In 1997, the Company began purchasing gasoline and engine additive products, wiper blades, windshield glass treatment and other automotive products from O.H. Distributors, Inc., which is owned by stockholders of the Company. Purchases of these products amounted to $1,243,792 in 1997. Included in accounts payable at December 31, 1997 was an amount due to O.H. Distributors, Inc. of $284,916.

In 1996 and 1995, the Company purchased gasoline additive products from Oil Handlers, Inc. which is also owned by stockholders of the Company. Purchases of these products amounted to $250,964 and $210,536 in 1996 and 1995, respectively. Included in accounts payable at December 31, 1996 was an amount due to Oil Handlers, Inc. of $41,726.

The Company purchased oil, oil filters and other inventory items from Pennzoil Products Company (PPC) in the amount of $5,850,747 and $3,957,925 during the years ended December 31, 1997 and 1996 respectively. In addition to these purchases, the Company paid rent in the amount of $146,902 and $92,556, and dividends on preferred stock of $140,000 and $133,287 to PPC during the years ended December 31, 1997 and 1996, respectively. Included in accounts payable at December 31, 1997 and 1996 was an amount due of $1,180,945 and $829,879, respectively.

The Company enters into transactions with Jiffy Lube International ("JLI"), a subsidiary of PPC. These transactions include payments for royalties, operating expenses, and license and franchise fees. In addition, JLI enters into transactions to credit the Company for national fleet accounts, rebates for grand openings, and charges for Sears credit cards. The net amount of these transactions in 1997 and 1996 were payments of $165,476 and $549,359 to JLI.
In addition to these payments, the Company paid rent in the amount of $1,660,954 and $2,160,160 to JLI during the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, amounts receivable from JLI included $6,957 and $134,363, respectively.

(6)	Long-Term Debt


Long-term debt consists of:
                                                                             December 31,
                                                                        1997            1996
                                                                  ______________  _____________
Notes payable, Enterprise Mortgage Acceptance Corporation,
 in monthly installments of $161,066, including interest
 at 8.76%, secured by real property of the Company (a)             $  17,949,000          -

Note payable, Jay C. Howell, in one balloon payment at
 maturity date of February 1999, with monthly installments
 of interest at 12% beginning March 1, 1997, secured by
 a Leasehold Mortgage and Security Agreement                             400,000          -

Note payable, Centura Bank, in monthly installments of
 principal of $2,267, plus interest of prime plus .5% (9.0%
 at December 31, 1997), secured by real property of the Company          349,058        376,262

Note payable, Pennzoil Products Company, in one balloon
 payment at maturity date of July 1999, with monthly installments
 of interest at 10% beginning August 10, 1997                            250,000          -

Note payable, Citicorp Leasing, Inc., repaid in 1997                       -         13,158,608

Note payable, Citicorp Leasing, Inc., repaid in 1997                       -          3,266,750
                                                                   ______________  _____________
                                                                      18,948,058     16,801,620
Less current portion                                                    (305,578)      (969,893)
                                                                   ______________  _____________
                                                                   $  18,642,480     15,831,727
                                                                   ==============  =============

The following are the maturities at December 31, 1997 of long-term debt for each of the next five years and in the aggregate.

                                      December 31,

                        1998         $     305,578
                        1999             1,077,881
                        2000               731,871
                        2001               477,097
                        2002               520,610
			Thereafter	15,835,021
                                     _____________
                                     $  18,948,058
                                     =============

During 1997, the Company repaid two notes payable to Citicorp Leasing, Inc. with original maturity dates in 2004 and 2008. Consequently, the Company recognized an extraordinary loss of $258,625, net of related income tax benefit of $133,000, which represented the unamortized debt issuance costs.

 (a)	During 1997, the Company entered into 14 Loan and Security Agreements with Enterprise Mortgage Acceptance Corporation ("EMAC").

     The principal amount of $7,078,000 related to 9 of these loans is to be repaid in 177 consecutive installments commencing on April 1, 1998.
Interest only payments of $51,669 are to be made for three months, commencing January 1, 1998.

     The principal amount of $10,871,000 related to 5 of these loans is to be repaid in 297 consecutive installments commencing on April 1, 1998.
Interest only payments of $79,358 are to be made for three months, commencing January 1, 1998.

     At December 31, 1997, the Company had received approximately $16,063,000 of the total proceeds. The remaining $1,886,000 was received in January 1998 and is included in accounts receivable, other at December 31, 1997.

     These loans contain restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective June 30, 1998.

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

The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 1977, the initial franchise fee ranges from $12,500 to $35,000.

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

Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments at December 31, 1997 are:

                                                   Operating         Operating
                                                     leases            leases
                                                      with              with
                                                  non-related         related       Capital
                                                    parties           parties        leases
                                                 ______________   _____________    __________

1998                                             $    2,327,905       1,743,734       29,909
1999                                                  2,353,516       1,769,309       24,924
2000                                                  2,345,128       1,739,892        -
2001                                                  2,368,048       1,566,877        -
2002                                                  2,396,222       1,536,114        -
Thereafter                                           29,725,410      16,704,783        -
                                                  _____________      __________    _________
Total minimum lease payments                      $  41,516,229      25,060,709       54,833
                                                  =============      ==========

Less amounts representing interest (at 11.76%)                                         5,721
                                                                                   _________
Present value of future minimum lease payments                                        49,112
Less current portion of obligations under
        capital leases                                                                25,478
                                                                                   _________
Capital lease obligations, less current portion                                    $  23,634
                                                                                   =========


Rent expense, including contingent rentals, for the years ended December 31, 1997, 1996 and 1995 was $4,306,265, $3,278,019 and $2,458,570, respectively.

As of December 31, 1997 and 1996, the Company had capital expenditure purchase commitments outstanding of approximately $177,858 and $860,000, respectively.

(9)	Common Stock

The Company currently has two classes of common stock authorized.

Class A common stock has one vote per share, but may be voted only in connection with: (i) the election of directors; (ii) the sale, lease, exchange, or other disposition of all, or substantially all, of the Company's assets; and (iii) the removal of CFA Management, Inc. or a successor management company under a Management Agreement with a subsidiary. Class B shareholders have the right to elect a majority of the Directors of the Company. All shares of Class B common stock have equal voting rights and have one vote per share in all matters to be voted upon by the shareholders.

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

In December 1994, the Company, in a public stock offering, issued 100,000 units, at $5.25 per unit, comprised of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.00 per share by tendering cash. Proceeds from the offering, net of commissions and related costs of $102,333, were $421,041. The warrants are exercisable within 3 years of issuance. The Company may redeem the warrants at a price of $.02 per warrant with 60 days notification prior to either expiration or exercise of the warrants. 100,000 shares of common stock are reserved for issuance upon the exercise of the warrants. There were 99,500 warrants in relation to these shares outstanding at December 31, 1996. At December 31, 1997, all of the outstanding warrants had expired.

On June 3 1996, the Company sold 759,477 of Class A common stock shares at fair market value to PPC. PPC owned 35% and 36% of the Class A common stock at December 31, 1997 and 1996, respectively.

In May 1996, the Company sold 55,000 shares of Class A common stock to the directors of the Company at the fair market value of $6.25.

On February 2, 1997, the Company sold 45,000 shares of Class A common stock to the directors of the Company at the fair market value of $5.75.

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

The holders of Series A Redeemable Preferred Stock shall be entitled to receive cumulative dividends accruing from the date of issuance at the rate of $7 per share per annum, payable semiannually on March 31, and September 30, of each year. If, at any time, the Company fails to make a semiannual dividend payment on any payment date for any period for which the applicable coverage ratio exceeded 1.25 to 1 and the Company is permitted under the terms of its Credit Facilities to pay dividends, the dividend rate shall increase by $0.50 per share per annum. The increased dividend rate shall remain in effect until the earlier of the date all accrued dividends are paid in full or until all outstanding shares of Series A Redeemable preferred stock are redeemed at the Redemption Price. The Company paid dividends of $140,000 during the year ended December 31, 1997.

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

The Company also has non-redeemable preferred stock with a par value of $0.02. As of December 31, 1997 and 1996, 5,000,000 shares are authorized, but no shares had been issued or were outstanding.

(12)	Stock Plans

1991 Nonqualified Stock Plan

The Company has adopted a non-qualified stock plan (as amended) (1991 plan) with 150,000 shares of Class "A" common stock reserved for the grant of stock or options to key employees, officers and directors of the Company. Option prices may be less than the fair market value of the common stock on the date the options are granted. As of December 31, 1993, options for 62,500 shares were granted. During the year ended December 31, 1994, the vesting of the options granted in 1992 were accelerated and the options were exercised. In addition, in 1994, an additional 6,940 shares were granted for bonuses. As of December 31, 1995, an additional 120 shares were granted for bonuses. During the year ended December 31, 1996, the vesting for these options was accelerated. The options expired on June 14, 1997. All shares granted are subject to significant restrictions as to disposition by the optionee.

Changes in the shares authorized, granted and available under the 1991 plan are as follows:

                                                          Weighted
                                                           Average
                                                          Exercise
                                Authorized      Granted     Price
                                __________     ________ ____________

Balance December 31, 1994	  43,060	42,940	$	5.25
 Granted                            -              120          8.25
 Exercised                          (120)         (120)         8.25
 Cancelled                          -             (260)         5.25
                                _________     _________  ___________
Balance December 31, 1995         42,940        42,680          5.25
 Exercised                        (2,000)       (2,000)         5.25
                                _________     _________  ___________
Balance December 31, 1996         40,940        40,680          5.25
 Cancelled                          -          (40,680)         5.25
                                _________     _________  ___________
Balance December 31, 1997         40,940          -        $     -
                                =========     =========  ===========

Proceeds received from the exercise of stock options are credited to the Company's capital accounts.

Omnibus Stock Plan

On December 27, 1994, the Company adopted a stock award and incentive plan (the "Plan") which permits the issuance of options, stock appreciation rights
(SARs), limited SARs, restricted stock, and other stock-based awards to directors and employees of the Company. The Plan reserves 600,000 shares of Class "A" common stock for grants and provides that the term of each award, typically ten years, be determined by the committee of the board of directors (the "Committee") charged with administering the Plan. These shares are subject to certain transfer restrictions as determined by the committee.

Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to a percent, as determined by the committee, of the amount by which the fair market value per share of stock exceeds the exercise price of the SAR. All stock options issued have 5 year vesting periods, and are exercisable in 20% increments each year.

Stock option activity under the Omnibus Stock Plan during the periods indicated is as follows:

                                                   Weighted
                                                   Average
                                       Number      Exercise
                                      of Shares      Price
                                     __________   _________
Balance at December 31, 1994              -       $     -
  Granted                              100,000         6.50
                                     __________   _________
Balance at December 31, 1995           100,000         6.50
  Granted                               50,000         7.63
                                     __________   _________
Balance at December 31, 1996           150,000         6.85
  Granted                              326,500         5.92
  Cancelled                            (33,750)        7.21
                                     __________   _________
Balance at December 31, 1997           442,750    $    6.14
                                     ==========   =========

At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $5.00-$8.00 and 7.5 years, respectively.

At December 31, 1997 and 1996, there were 600,000 shares authorized, and 157,250 and 450,000 shares available under the Omnibus Stock Plan. Of these outstanding options, 38,500 and 30,500 were exercisable at December 31, 1997 and 1996, and the weighted average exercise price was $6.61 and $6.71.

Directors' Stock Award Plan

On April 4, 1995, the Company adopted a stock award plan for the outside directors ("Directors' Plan"). The Directors' Plan reserves 15,000 shares of Class "A" common stock for issuance under awards to be granted under the Directors' Plan. The Company granted awards of 1,000, 1,000 and 1,120 shares during the years ended December 31, 1997, 1996 and 1995, respectively. All options were exercised at the time of grant.

At December 31, 1997, there were 15,000 shares authorized, 3,120 granted and exercised and 11,880 available under the Directors' Plan.

The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    As Reported                        Pro Forma
                                    ___________________________________  ____________________________________
                                         1997          1996       1995       1997         1996         1995
                                         ____          ____       ____       ____         ____         ____
Income (loss) before
  extraordinary item
  available to common
  shareholders                      $ (1,721,443)  (1,335,275)   505,243  (1,790,685)  (1,423,435)    483,899
Extraordinary item, net of
  income tax benefit                    (258,625)       -           -       (258,625)       -           -
                                    _____________  ___________  ________  ___________  ___________  _________
Net income (loss) available to
  common shareholders               $ (1,980,068)  (1,335,275)   505,243  (2,049,310)  (1,423,435)    483,899
                                    =============  ===========  ========  ===========  ===========  =========

Basic income (loss) per common share:
  Income (loss) before
   extraordinary item available
   to common shareholders           $       (.61)        (.54)       .26        (.63)        (.58)        .25
  Extraordinary item                        (.09)          -          -         (.09)          -           -
                                    _____________  ___________  ________  ___________  ___________  _________
  Net income (loss) per common
   share available to common
   shareholders                     $       (.70)        (.54)       .26        (.72)        (.58)        .25
                                    =============  ===========  ========  ===========  ===========  =========

Diluted income (loss) per common share:
  Income (loss) before
   extraordinary item available
   to common shareholders           $       (.61)        (.54)       .26        (.63)        (.58)        .25
  Extraordinary item                        (.09)          -          -         (.09)          -           -
                                    _____________  ___________  ________  ___________  ___________  _________
  Net income (loss) per common
   share available to common
   shareholders                     $       (.70)        (.54)       .26        (.72)        (.58)        .25
                                    =============  ===========  ========  ===========  ===========  =========


The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            1997     1996      1995
                                         _________ _________ _________
        Expected dividend yield                 0%        0%        0%
        Expected stock price volatility      39.0%     30.1%     30.1%
        Risk-free interest rate              5.69%     6.21%     6.21%
        Expected life of options           5 years   5 years   5 years

The weighted average fair value of options granted during 1997, 1996 and 1995 is $.53, $2.84 and $3.34, respectively, per share.

 (13)	Concentration of Credit Risk

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, cash balances in excess of the insurance limits totalled $699,732. In addition, the Company had a cash balance of $243,106 in a money market fund at December 31, 1997 which was not insured.

(14)	Profit Sharing Plan

During 1994, effective for years beginning after January 1, 1995, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code ("Code") whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a discretionary matching contribution by the Company. Employees are eligible for the plan after being employed full time for six consecutive months. For the years ended December 31, 1997 1996 and 1995, the Company contributed $48,538, $46,387 and $37,988, respectively, to the plan.

(15)	Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents, notes payable and long-term debt, and various receivables and payables. The carrying values of these on-balance sheet financial instruments approximate fair value.

(16)	Subsequent Event

In January 1998, the Company issued a letter of intent to purchase the assets of Tidewater Lubes Ventures, Inc. and Lube Ventures East, Inc., which include twenty-three service centers in eastern North Carolina and Virginia. The Company anticipates financing the acquisition by obtaining additional funding during 1998.

In February 1998, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Corporation in the amount of $1,787,000.

(18)	Unaudited Quarterly Results

Unaudited quarterly financial information for 1997 and 1996 is set forth in the table below:


                                   March              June             September        December
                           ___________________ __________________ _________________ _________________
                              1997      1996      1997     1996     1997     1996     1997     1996
                              ____      ____      ____     ____     ____     ____     ____     ____

                                   All dollar amounts in thousands except per common share data
Net sales                  $  10,018     7,897    10,778    9,414   11,005   10,055   10,877   10,407

Gross profit                   7,708     6,011     8,246    7,183    8,440    7,702    8,305    7,925

Preferred dividend               (35)      (35)      (35)     (35)     (35)     (28)     (35)     (35)

Loss before extraordinary
  item available to
  common shareholders*          (395)     (207)     (205)    (211)    (572)**  (219)    (549)    (698)

Extraordinary item, net
  of income tax benefit          -         -         -        -        -        -       (259)     -

Basic loss per common
  share*                       (0.14)    (0.11)    (0.07)   (0.08)   (0.20)** (0.08)   (0.20)   (0.27)

Extraordinary item               -         -         -        -        -        -      (0.09)     -

*Loss before extraordinary item available to common shareholders and basic loss per common share as previously reported for the quarters ended June 30, 1996 and September 30, 1996 were ($158) and
 ($0.062) and ($160) and ($0.057), respectively.  The loss reflected above includes additional expense of ($0.021) and ($0.021) per common share for the quarters ended June 30, 1996 and September 30, 1996, respectively.  This additional expense is a result of excess interest expense capitalized during the second and the third quarter.

** The loss before extraordinary item available to common shareholders and the basic loss per common share as previously reported for the quarter ended September 30, 1997 were ($234) and $(0.08), respectively.  The amounts reflected above include additional expense of $338 and $(0.12) per common share for the quarter ended September 30, 1997.  This additional expense is a result of an adjustment to the management fee incurred during the third quarter.


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

3.1         Articles of Incorporation
3.2         By-Laws of the Registrant
3.3         Amendment to Articles of Incorporation
3.4         Amendment to Articles of Incorporation dated June 27, 1994
4.1         Form of Warrant Agreement
4.2         Form of Common Stock Certificate
4.3         Form of Warrant Certificate
10.1        Area Development Agreement - Carolina Lubes
10.2        Right of First Refusal - Carolina Lubes
10.3        Area Development Agreement and Amendment - Cincinnati Lubes
10.4        Standard form of Franchise Agreement with standard form of
            Amendment to License Agreement
10.5        Standard License Agreement
10.6        Amendment to Standard License Agreement
10.7        Amended and Restated Management Agreement of August 1988
            with Amendments of September 1993 with Carolina Lubes,
            Cincinnati Lubes and CFA Management.
10.8        Deed, Note & Loan Agreement, Milbrook - Carolina Lubes
10.12       Area Development Agreement, Jiffy Lube - Pittsburgh Lubes
10.13       Management Agreement between Pittsburgh Lubes, Inc. and CFA
            Management, Inc.
10.14       Lucor, Inc. Omnibus Stock Plan
10.15       Carolina Lubes First Right of Refusal Agreement with Jiffy
            Lube International, Inc. dated December 12, 1994
10.16       Commercial Note - Centura Bank, Pershing Road
10.17       Assignment and Assumption Agreement - P.B. Lubes and
            Carolina Lubes
10.18       Lucor, Inc. Amended and Restated 1991 Non-Qualified Stock
            Plan
10.20       Standard Lease of Inspection Equipment - Carolina Lubes
10.21       Citicorp Leasing Credit Facility form of preferred stock
            with designation of rights, and form of Sales Agreement (1)
10.23       Franchise Agreement, Jiffy Lube - Pittsburgh Lubes
            Inc. and CFA Management dated January 1, 1997
10.24 *     Form of Loan Agreements with Enterprise Mortgage Acceptance
            Company, LLC
10.25 *     Amendment to the Management Agreement between Carolina
            Lubes, Inc. and CFA Management, Inc.
10.26 *     Amendment to the Management Agreement between Cincinnati
            Lubes, Inc. and CFA Management, Inc.
10.27 *     Amendment to the Management Agreement between Pittsburgh
            Lubes, Inc. and CFA Management, Inc.
21 *        Subsidiaries of the Company
27 *        Financial Data Schedule

*  Filed herewith.

(1) Incorporated by reference to Form 8-K, File No. 0-25164, dated August 18,
1995

Signatures



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       LUCOR, INC.



                                       By /s/ Stephen P. Conway
                                          _____________________________________
                                          Stephen P. Conway, Chairman and Chief
                                                             Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of April, 1998.

/s/ Stephen P. Conway
__________________________	Chairman, Chief Executive Officer and Director
Stephen P. Conway               (Principal Executive Officer)


/s/ Jerry B. Conway
__________________________	President, Chief Operating Officer and Director
Jerry B. Conway


/s/ Kendall A. Carr
__________________________	Vice President - Finance
Kendall A. Carr          	(Principal Financial Officer


/s/ Martin Kauffman
___________________________   Controller
Martin Kauffman   		(Principal Accounting Officer)


/s/ D. Fredrico Fazio
__________________________	Director
D. Fredrico Fazio


/s/ Anthony J. Beisler, III
__________________________	Director
Anthony J. Beisler, III