Form 10-K/A
period 1996-12-31
LUCOR INC /FL/
filed 1998-05-14
CIK 914791

United States
                       Securities and Exchange Commission
                            Washington, D.C. 20549

                            AMENDMENT NUMBER 2 TO
                                  FORM 10-K/A

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

     Class A Common Stock, $.02 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X    No ______

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

                           EXPLANATORY STATEMENT

This Amendment No. 2 to the Annual Report on Form 10-K for Lucor, Inc. for the fiscal year ended December 31, 1996 is being filed to modify Item 14(a)(3) to correct references for certain exhibits contained therein.

                                 PART IV



Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)(3) Exhibits: Unless otherwise indicated, the following exhibits are incorporated herein by reference from the Registrant's Registration Statement on Form S-1, File No. 33-71630 under the same exhibit reference number, and are made a part hereof by such reference.

Exhibit
Number 		Exhibit Description

3.1             Articles of Incorporation
3.2             By-Laws of the Registrant
3.3             Amendment to Articles of Incorporation
3.4             Amendment to Articles of Incorporation dated June 27, 1994
4.1             Form of Warrant Agreement
4.2             Form of Common Stock Certificate
4.3             Form of Warrant Certificate
10.1            Area Development Agreement - Carolina Lubes, Inc.
10.2            Right of First Refusal - Carolina Lubes, Inc.
10.3 (1)        Area Development Agreement and Amendment - Cincinnati Lubes,
                Inc.
10.4            Omitted.  This agreement is disclosed in exhibits 10.5 and
                10.6
10.5            Standard License Agreement
10.6            Amendment to Standard License Agreement
10.7 (2)        Amended and Restated Management Agreement of August 1988,
                with Amendments of September 1993 with Carolina Lubes, Inc.,
                Cincinnati Lubes, Inc. and CFA Management, Inc.
10.8 (3)        Deed, Note & Loan Agreement, Millbrook - Carolina Lubes,
                Inc.
10.12 (4)       Area Development Agreement, Jiffy Lube - Pittsburgh Lubes
10.13 (5)       Management Agreement between Pittsburgh Lubes, Inc. and CFA
               	Management, Inc.
10.14 (6)       Lucor, Inc. Omnibus Stock Plan
10.15 (7)       Carolina Lubes First Right of Refusal Agreement with Jiffy
                Lube International, Inc. dated December 12, 1994
10.16 (8)       Commercial Note - Centura Bank, Pershing Road
10.17 (9)       Assignment and Assumption Agreement - P.B. Lubes and
                Carolina Lubes
10.18 (10)      Lucor, Inc. Amended and Restated 1991 Non-Qualified Stock
                Plan
10.20           Standard Lease of Inspection Equipment - Carolina Lubes
10.21 (11)      Citicorp Leasing Credit Facility form of preferred stock
                with designation of rights, and form of Sales Agreement
10.23           Franchise Agreement, Jiffy Lube - Pittsburgh Lubes
                Inc. and CFA Management, Inc. dated July 1, 1994
21 (12)		       Subsidiaries of the Company
27 (12)		       Financial Data Schedule


(1) Originally filed as Exhibits 10.3 and 10.4 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(2) Originally filed as Exhibit 10.8 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(3) Originally filed as Exhibit 10.14 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(4) Originally filed as Exhibit 10.24 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(5) Originally filed as Exhibit 10.25 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(6) Originally filed as Exhibit 10.26 on Registrant's Form 10-K filed for the year ended December 31, 1994.
(7) Originally filed as Exhibit 10.27 on Registrant's Form 10-K filed for the year ended December 31, 1994.
(8) Originally filed as Exhibit 10.16 on Registrant's Form 10-K filed for the year ended December 31, 1995.
(9) Originally filed as Exhibit 10.17 on Registrant's Form 10-K filed for the year ended December 31, 1995.
(10) Originally filed as Exhibit 10.18 on Registrant's Form 10-K filed for the year ended December 31, 1994.
(11) Originally filed as Exhibit 10.6 on Registrant's Form 10-K filed for the year ended December 31, 1995.
(12) Filed with original filing of the Registrant's Form 10-K for the year ended December 31, 1997.

                                  Signature



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           						LUCOR, INC.



                                  By /s/ Kendall A. Carr
                                     _________________________________________
                                     Kendall A. Carr, Vice President - Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity indicated on the 13th day of May, 1998.



/s/ Kendall A. Carr
__________________________	Vice President - Finance
Kendall A. Carr          	(Principal Financial and Accounting Officer)