Form 10-K/A
period 1997-12-31
LUCOR INC /FL/
filed 1998-05-14
CIK 914791

United States
                      Securities and Exchange Commission
                           Washington, D.C. 20549

                           AMENDMENT NUMBER 1 TO
                                FORM 10-K/A

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

                     EXPLANATORY STATEMENT

This Amendment No. 1 to the Annual Report on Form 10-K for Lucor,
Inc. for the fiscal year ended December 31, 1997 is being filed to modify Item 14(a)(3) to correct references for certain exhibits contained therein.

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

3.1             Articles of Incorporation
3.2             By-Laws of the Registrant
3.3             Amendment to Articles of Incorporation
3.4             Amendment to Articles of Incorporation dated June 27, 1994
4.1             Form of Warrant Agreement
4.2             Form of Common Stock Certificate
4.3             Form of Warrant Certificate
10.1            Area Development Agreement - Carolina Lubes, Inc.
10.2            Right of First Refusal - Carolina Lubes, Inc.
10.3 (1)        Area Development Agreement and Amendment - Cincinnati Lubes,
                Inc.
10.4            Omitted.  This agreement is disclosed in exhibits 10.5 and
                10.6
10.5            Standard License Agreement
10.6            Amendment to Standard License Agreement
10.7 (2)        Amended and Restated Management Agreement of August 1988,
                with Amendments of September 1993 with Carolina Lubes, Inc.,
                Cincinnati Lubes, Inc. and CFA Management, Inc.
10.8 (3)        Deed, Note & Loan Agreement, Millbrook - Carolina Lubes, Inc.
10.12 (4)       Area Development Agreement, Jiffy Lube - Pittsburgh Lubes
10.13 (5)       Management Agreement between Pittsburgh Lubes, Inc. and CFA
               	Management, Inc.
10.14 (6)       Lucor, Inc. Omnibus Stock Plan
10.15 (7)       Carolina Lubes First Right of Refusal Agreement with Jiffy
                Lube International, Inc. dated December 12, 1994
10.16 (8)       Commercial Note - Centura Bank, Pershing Road
10.17 (9)       Assignment and Assumption Agreement - P.B. Lubes and
                Carolina Lubes
10.18 (10)      Lucor, Inc. Amended and Restated 1991 Non-Qualified Stock
                Plan
10.20           Standard Lease of Inspection Equipment - Carolina Lubes
10.21 (11)      Citicorp Leasing Credit Facility form of preferred stock
                with designation of rights, and form of Sales Agreement
10.23           Franchise Agreement, Jiffy Lube - Pittsburgh Lubes
                Inc. and CFA Management, Inc. dated July 1, 1994
10.24 (12)      Form of Loan Agreements with Enterprise Mortgage Acceptance
                Company, LLC
10.25 (12)      Amendment to the Management Agreement between Carolina Lubes,
                Inc. and CFA Management, Inc.
10.26 (12)      Amendment to the Management Agreement between Cincinnati
                Lubes, Inc. and CFA Management, Inc.
10.27 (12)      Amendment to the Management Agreement between Pittsburgh
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



                                LUCOR, INC.



                                 By /s/ Kendall A. Carr
                                    ________________________________________
                                    Kendall A. Carr, Vice President - Finance

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity indicated on the 13th day of May, 1998.



/s/ Kendall A. Carr
__________________________	Vice President - Finance
Kendall A. Carr          	(Principal Financial and Accounting Officer)