Form 10-Q
period 1998-03-31
LUCOR INC /FL/
filed 1998-05-15
CIK 914791

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     April 30, 1998	Class A Common Stock, par value $.02 per share

                                Shares Outstanding:   2,345,733

                                Class B Common Stock, par value $.02 per share

                                Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                  		PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1998 and December 31, 1997                  1

                    Consolidated Statements of Loss
                    Three Months Ended March 31, 1998 and March
                    31, 1977                                              2


                    Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1998 and
                    March 31, 1997                                        3

                    Notes to Consolidated Financial
                    Statements                                    						  4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                           			            4

PART II - Other Information

          Item 1.   Legal Proceedings         				   	                    6

          Item 2.   Changes in Securities       				                      6

          Item 3.   Defaults Upon Senior Securities                	      6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders           					                      6

          Item 5.   Other Information          					                      6

          Item 6.   Exhibits and Reports on Form 8-K             		       6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


     ASSETS                           31-March-97          31-December-97
                                    _______________        ______________
Current assets:
Cash                                   $ 4,049,995          $ 1,548,418
Accounts Receivable                        992,731            2,267,809
Income Tax Receivable                      794,006              466,523
Inventory                                1,974,417            2,138,180
Prepaid charges                            309,909              193,444
                                       ___________          ___________
Total Current assets                     8,121,058            6,614,374
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            21,703,278           21,839,319
                                       ___________          ___________
Other assets:

Goodwill, licenses, application,
 area development and organization
 costs, net of accumulated
 amortization                            4,696,165            4,679,531
Security deposits and pre-opening
 expenses, net of accumulated
 amortization                               84,736               87,056
                                        __________          ___________
Total other assets                       4,780,901            4,766,587
                                        __________          ___________
Total assets                           $34,605,237          $33,220,280
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $   453,897          $   305,578
Current portion of capital lease            26,235               25,478
Accounts payable                         3,123,842            2,949,018
Accrued expenses                         1,487,451            1,442,682
Preferred dividend payable                       0               35,000
                                        __________          ___________
Total current liabilities                5,091,425            4,757,756
                                        __________          ___________
Long term debt, net of
  current portion                       20,274,360           18,642,480
Capital lease, net of
  current portion                           16,781               23,634
Deferred Taxes                             189,000              189,000
                                        __________          ___________

Total Long Term Liabilities             20,480,141           18,855,114
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     7,033,671            7,607,410
                                        __________          ___________
Total liabilities, equity              $34,605,237          $33,220,280
                                       ===========          ===========

                                    (1)

                          LUCOR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF LOSS

                                     THREE MOS           THREE MOS
                                       ENDED               ENDED
                                     31-MAR-98           31-MAR-97
                                    __________           _________
Net sales                          $10,728,483          $10,018,378
Cost of sales                        2,521,806            2,309,933
                                    __________           __________
Gross profit                         8,206,677            7,708,445
                                    __________           __________
Costs and expenses:
 Direct                 	      	     4,255,216         	  3,838,697
 Operating                           2,352,948            2,099,489
 Depreciation                          398,563              618,387
 Selling, general, and
   administrative                    1,602,954            1,368,212
                                    __________           __________
                                     8,609,681            7,924,785
                                    __________           __________
Loss from operations                  (403,004)            (216,340)
                                    __________           __________
Other income                            30,845                9,679
Interest expense                      (449,158)            (356,537)
                                    __________           __________
Loss before provision
  for income taxes                    (821,317)            (563,198)
Income tax benefit                    (282,578)            (202,781)
                                    __________           __________
Net loss                              (538,739)            (360,417)
Preferred dividend                    ( 35,000)            ( 35,000)
                                    __________           __________
Loss available to
  common shareholders               ($ 573,739)          ($ 395,417)
                                    ==========           ==========
Weighted average number of
  shares outstanding - Basic         2,847,888            2,831,888
                                    ==========           ==========
Weighted average number of
  shares outstanding - Dilutive      2,847,888            2,831,888
                                    ==========           ==========
Basic loss per common
  share outstanding                    ($ 0.20)             ($ 0.14)
                                    ==========           ==========
Diluted loss per common
  share outstanding                    ($ 0.20)             ($ 0.14)
                                    ==========           ==========














                                      (2)

                          LUCOR, INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Three months ended

                                             31-Mar-98            31-Mar-97
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (538,739)         $  (360,417)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                  309,266              319,344
    Amortization of intangible
     assets and pre-operating costs              88,164              299,043
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                              1,275,078               (8,128)
     Increase in inventories                    163,763             (273,606)
     Increase in prepaid expenses              (116,465)             (22,347)
     Decrease(increase) in income
      tax receivable                           (327,483)            (239,303)
     Increase (decrease) in accounts
      payable and accrued expenses              184,593              246,315
                                            ___________          ___________
Net cash provided by operating
 activities                                   1,038,177              (39,099)
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment             (269,111)            (355,265)
Decrease in construction
   in progress                                   95,886             (570,702)
Franchise fees, goodwill, etc.                 (102,478)             (33,055)
                                            ___________          __________
 Net cash used in
   investing activities                        (275,703)            (959,022)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                 (12,897)            (523,238)
Proceeds from borrowings                      1,787,000              400,000
Pennzoil preferred share dividend paid          (35,000)             (35,000)
Proceeds from issuance of common stock                0              258,750
                                           ____________          ___________
Cash provided by (used in)
financing activities                          1,739,103              100,512
                                           ____________          ___________

Increase (decrease) in cash                   2,501,577             (897,609)
Cash at beginning of period                   1,548,418            2,052,417
                                           ____________         ____________

Cash at end of period                      $  4,049,995         $  1,154,808
                                           ============         ============



                                      (3)

                                  LUCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Designated Market Areas (DMA's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, and Nashville, Tennessee. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of March 31, 1998 the Company had 102 centers in operation; as of December 31, 1997, 100 centers were in operation; and as of March 31, 1997 96 centers were in operation.

     The financial information as of March 31, 1998 and March 31, 1997 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1997 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1998 AND MARCH 31, 1997

	Consolidated net sales for the first three months of 1998 rose 7% when compared to the first three months of 1997. This sales growth reflects the increase in the number of stores opened in the periods. Discounts, due mainly to higher couponing, increased from 7.1% of gross sales for the first quarter of 1997 to 8.7% for the first quarter of 1998.

	Cost of sales increased as a percent of sales from 23.1% to 23.5% for the first three months ended March 31, 1997 versus March 31, 1998. The increase in the cost of sales reflects the increased discounts taken by customers through coupons and other discounts which lowers the total sales revenue for the same services and thus increases the cost of sales percentage. After accounting for the higher discounts, the cost of sales remained the same.

     Direct costs rose as a percent of sales from 38.3% for the first quarter of 1997 to 39.7% for the first quarter of 1998. Labor costs accounted for a majority of this increase, representing an increase of approximately 0.7% of sales. The remaining increase in direct costs as a percent of sales relates to the higher discounts referred to above.

    	Operating costs increased by $253,459 for the three months ended March 31, 1998 over same period in 1997. The increase in operating costs reflects increased rental costs and real estate taxes for the service centers. Credit card processing fees also increased slightly during the quarter.

    	Depreciation and amortization charges decreased $219,824 for the first quarter of 1998 in comparison to the first quarter of 1997. The lower costs are reflective of lower amortization of pre-opening costs, which are in turn lower for the first quarter of 1998 due to fewer new service centers built during the previous six months (pre-opening costs are amortized over a six month period).

     Selling, general and administrative expenses increased 17.2% or $234,742 over the comparable three month period of 1997. Administrative costs at the district and regional level increased as the number of service centers have increased. Marketing costs increased by $131,224 when comparing the first three months of 1997 with the first three months of 1998. In addition, administrative staffing was increased in preparation of the acquisition of 23 service centers in Eastern Virginia and North Carolina (See the Company's Form 8-K filed on April 15, 1998).

    	Other income increased from $9,679 to $30,845 for the first three months. Other income increased due to larger amounts of cash invested.

     Interest expense increased by $92,621 for the three month period ended March 31, 1998 compared to the three months ended March 31, 1997. The increase reflects additional borrowing required by the Company for its new service centers. Additional borrowing was required to finance the 23 service center acquisition referenced above. This acquisition was completed on April 1, 1998, and, consequently, is not reflected in this report. Provision for income taxes was negative reflecting negative taxable income. A charge for dividend payments due on the Company's redeemable preferred stock was made for each period.

    	From February 1996 through January 1997, the Company opened up 16 facilities within Sears Automotive Service Centers, which are located at shopping malls in five of its seven regions. Losses at the Sears operations were a major contributor to the overall losses of the Company in 1997. The Management of the Company remains focused on making these operations profitable and in the first quarter of 1998, the Company reduced net losses for all Sears operations. In November 1997, Sears and JLI, provided incentives for use in marketing the Company's Sears operations for six months. Recently, these incentives were extended an additional six months.

Liquidity and capital resources:

     Since the end of 1997, working capital (current assets less current liabilities) increased by $1,173,015. Cash flow from operations amounted to $1,038,177. The positive cash flow has resulted from the release of funds held in escrow on December 31, 1997 as part of the refinancing of our debt with Citicorp Leasing, Inc. (see the Company's Form 10-K filed for the year ended December 31, 1997). $275,703 in cash was used in procuring property and equipment, and making payments for franchise fees for two stores opened since the end of 1997.

     In February of 1998, the Company borrowed additional funds through an agreement with Enterprise Mortgage Acceptance Company, LLC (EMAC) totaling $1,787,000. This loan carries an interest rate of approximately 8.55% and is amortized over a 15 year period. The first three month's payments are interest only. These funds were applied towards the purchase price of the 23 Jiffy Lube service centers referenced above.

     Management believes that cash generated from its operations and cash on hand will be sufficient to satisfy the Company's operating requirements for the next twelve months. Any acquisitions or new service center sites will require the Company to sell additional equity, debt securities, or obtain additional credit facilities. Although the Company is reviewing these possibilities there can be no assurance that such financing will be available.
 The sales, if any, of additional equity could result in dilution to the Company's stockholders.


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

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:  None

Item 5.   Other Information:  None

Item 6. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K for the quarter, however as noted above, the Company did file a report on Form 8-K on April 15, 1998 reporting the acquisition of 23 Jiffy Lube service centers from Tidewater Lube Ventures, Inc. and Lube Ventures East, Inc.



                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of May 1998.


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