Form 10-Q
period 1998-06-30
LUCOR INC /FL/
filed 1998-08-14
CIK 914791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     July 31, 1998	      Class A Common Stock, par value $.02 per share

                              Shares Outstanding:   2,306,233

                              Class B Common Stock, par value $.02 per share

                              Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                         PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1998 and December 31, 1997                   1

                    Consolidated Statements of Income
                    Three Months Ended June 30, 1998 and June 30,
                    1977 and Six Months Ended June 30, 1998 and
                    June 30, 1997                                         2


                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1998 and
                    June 30, 1997                                         3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                	      6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     6

          Item 6.   Exhibits and Reports on Form 8-K                      6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

     ASSETS                            30-June-98          31-December-97
                                    _______________        ______________
Current assets:
Cash                                   $ 4,139,524          $ 1,548,418
Accounts Receivable                        518,290            2,267,809
Income Tax Receivable                      489,876              466,523
Inventory                                2,493,005            2,138,180
Prepaid charges                            520,148              193,444
                                       ___________          ___________
Total Current assets                     8,160,843            6,614,374
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            24,666,853           21,839,319
                                       ___________          ___________
Other assets:

Goodwill, licenses, application,
 area development and organization
 costs, net of accumulated
 amortization                           15,483,667            4,679,531
Security deposits and pre-opening
 expenses, net of accumulated
 amortization                              114,528               87,056
                                        __________          ___________
Total other assets                      15,598,195            4,766,587
                                        __________          ___________
Total assets                           $48,425,891          $33,220,280
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $   924,530          $   305,578
Current portion of capital lease            27,014               25,478
Accounts payable                         3,594,754            2,949,018
Accrued expenses                         1,854,185            1,442,682
Preferred dividend payable                  35,000               35,000
                                        __________          ___________
Total current liabilities                6,435,483            4,757,756
                                        __________          ___________
Long term debt, net of
  current portion                       33,032,640           18,642,480
Capital lease, net of
  current portion                            9,729               23,634
Deferred Taxes                               -                  189,000
                                        __________          ___________

Total Long Term Liabilities             33,042,369           18,855,114
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     6,948,039            7,607,410
                                        __________          ___________
Total liabilities, equity              $48,425,891          $33,220,280
                                       ===========          ===========

                                    (1)

                                          LUCOR, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      	      THREE MOS     THREE MOS       SIX MOS      SIX MOS
                                ENDED         ENDED          ENDED        ENDED
                              30-JUN-98     30-JUN-97      30-JUN-98    30-JUN-97
                             __________     _________    ___________   ___________
Net sales                   $14,966,493   $10,777,687     $25,694,976   $20,796,065
Cost of sales       	         3,384,144     2,531,315       5,905,950     4,841,248
                             __________    __________     ___________   ___________
Gross profit                 11,582,349     8,246,372      19,789,026    15,954,817
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct           	           5,390,603     3,961,229       9,645,819     7,799,926
 Operating                    2,817,039     2,232,817       5,169,987     4,332,306
 Depreciation                   581,499       507,625         980,062     1,126,012
 Selling, general, and
   administrative     	       1,809,513     1,456,627       3,412,467     2,824,839
                             __________    __________     ___________   ___________
                             10,598,654     8,158,298      19,208,335    16,083,083
                             __________    __________     ___________   ___________
Income(loss) from operations    983,695        88,074         580,691      (128,266)
                             __________    __________     ___________   ___________
Other income                    102,572        14,641         133,417        24,320
Interest expense               (741,269)     (367,607)     (1,190,427)     (724,144)
                             __________    __________     ___________   ___________
Income(loss) before provision
  for income taxes              344,998      (264,892)       (476,319)     (828,090)
Income tax expense (benefit)    120,630       (95,331)       (161,948)     (298,112)
                             __________    __________     ___________   ___________
Net income (loss)               224,368      (169,561)       (314,371)     (529,978)
Preferred dividend             ( 35,000)     ( 35,000)        (70,000)      (70,000)
                             __________    __________     ___________   ___________
Net income (loss) available
  to common shareholders      $ 189,368    ($ 204,561)      ($384,371)    ($599,978)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding          2,821,388     2,846,888       2,834,388     2,839,388
                             ==========    ==========     ===========   ===========
Net income (loss) per
  common share outstanding       $ 0.07       ($ 0.07)         ($0.14)       ($0.21)
                             ==========    ==========     ===========   ===========
                                                      (2)


                                  LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Six months ended

                                             31-Jun-98            31-Jun-97
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (314,371)         $  (529,978)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                  690,422              674,406
    Amortization of intangible
     assets and pre-operating costs             289,640              451,606
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                              1,810,713              (82,255)
     Decrease(increase) in inventories           70,177             (351,569)
     Increase in prepaid expenses              (283,201)             (31,744)
     Decrease(increase) in income
      tax receivable                            (23,353)             215,756
     Increase in assets held for resale               0             (875,177)
     Increase in accounts payable and
      accrued expenses                        1,040,789            1,132,459
     Decrease in deferred tax liability        (189,000)                   0
                                            ___________          ___________
Net cash provided by operating
 activities                                   3,091,816              603,504
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment             (969,186)            (623,745)
Decrease in construction
   in progress                                   46,080              370,917
Acquisition of additional service centers   (13,553,077)                   0
Franchise fees, goodwill, etc.                 (676,270)            (186,861)
                                             ___________          __________
 Net cash used in
   investing activities                     (15,152,453)            (439,689)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (190,384)            (756,003)
Proceeds from borrowings                     15,187,127              400,000
Pennzoil preferred share dividend paid          (70,000)             (70,000)
Proceeds (receipts) from issuance/
 repurchase of common stock                    (275,000)             258,751
                                           ____________          ___________
Cash provided by (used in)
financing activities                         14,651,743             (167,252)
                                           ____________          ___________

Increase (decrease) in cash                   2,591,106               (3,437)
Cash at beginning of period                   1,548,418            2,052,417
                                           ____________         ____________

Cash at end of period                      $  4,139,524         $  2,048,980
                                           ============         ============


                                      (3)

                                   LUCOR, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

   Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Designated Market Areas (DMA's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, Nashville, Tennessee, and Richmond/Tidewater, Virginia. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of June 30, 1998 the Company had 125 centers in operation; as of December 31, 1997, 100 centers were in operation; and as of June 30, 1997 99 centers were in operation.

   As reported in the Company's 8-K dated April 1, 1998, the Company acquired 23 Jiffy Lube service centers from Tidewater Lube Ventures, Inc, and Lube Ventures East, Inc. The reader is referred to the Company's filing, including amendments for details of the purchase. These operations reported a profit for the second quarter of 1998.

   The financial information as of June 30, 1998 and June 30, 1997 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1997 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

   Consolidated net sales for the three months ended June 30, 1998 rose 39% when compared to the second quarter of 1997. The acquisition of the additional
stores noted above generated most of the increase.   Without the acquisition,
sales increased 7% for the second quarter of 1998 in comparison to the second quarter of 1997. Consolidated net sales for the six months ended June 30, 1998 rose 24% when compared to the first six months of 1997. Without the acquisition on April 1, 1998, sales rose by 7% for the first six months of 1998 in comparison to the first six months of 1997. Discounts, due mainly to higher couponing, increased from 8.2% of gross sales for the first six months of 1997 to 9.7% for the first six months of 1998.

   Cost of sales decreased as a percent of sales from 23.5% to 22.6% for the second quarter of 1997 versus the second quarter of 1998. Cost of sales decreased for the first six months as well, decreasing from 23.3% to 23.0% for 1997 and 1998, respectively. The decrease in the cost of sales reflects the Company's continued efforts to reduce costs of materials purchased and increased sales of items that have little or no material costs such as tire rotations. Efforts in decreasing costs were offset by the higher discounts which, by themselves, would have increased the cost of sales percentage.

   Direct costs declined for the second quarter as a percent of sales from 36.8% to 36.0% for 1997 and 1998, respectively. Direct costs for the first six months remain the same as a percent of sales when compared to the prior year. Higher volume at the service centers in the second quarter helped to reduce the direct labor required as a percent of sales by spreading the fixed nature of some of these costs over the higher volume. Additionally, direct costs for the newly acquired service centers are lower due to the higher per service center car counts at these service centers.

  	Operating costs decreased as a percent of net sales from 20.7% to 18.8% for the second quarter of 1997 to the second quarter of 1998 and from 20.8% to 20.1% for the six months ended June 30, 1997 and 1998, respectively. This decrease reflects the higher volumes at the service centers which lowers the cost as a percent of net sales due to the fixed nature of some of these costs.
 In addition, the Company received refund and dividend checks for Workers' compensation insurance which lowered operating costs by 0.6% for the year and 1.0% for the quarter. The Company also re-negotiated its contract for waste oil removal and currently receives a small payment per gallon of waste oil recycled.

  	Depreciation and amortization charges increased $73,874 for the second quarter of 1998 in comparison to the second quarter of 1997. These costs are lower for the six month period ended June 30, 1998 versus the six month period ended June 30, 1997 by $145,950. The lower costs on a year to date basis reflects lower amortization of pre-opening costs which are lower due to fewer new service centers built during the previous six months (pre-opening costs are amortized over a six month period). The depreciation and amortization expense for the second quarter are higher due to the acquisition of the service centers noted above.

   Selling, general and administrative (SG&A) expenses increased 14.5% or $352,886 comparing the second quarter of 1998 with the second quarter of 1997. These same expenses increased by $587,628 for the six months ended June 30, 1998 versus the six months ended June 30, 1997. Most of the increase ($464,571) occurred in marketing with other expenses increasing for district, regional and administrative staffing to handle the additional service centers. As a percent of net sales, SG&A expenses have decreased from 13.6% to 13.3% for the first six months of 1998 versus the first six months of 1997.

  	Other income increased by $87,931 comparing the second quarter of 1998 with the second quarter of 1997, reflecting additional interest income and
commission income for the quarter.   An increase of $109,097 in other income
is reflected for the six months ended June 30, 1998 over the six month period ended June 30, 1997.

   Interest expense increased by $373,662 for the three month period ended June 30, 1998 compared to the three months ended June 30, 1997. Interest expense increased by $466,283 for the six months ended June 30, 1998 compared with the six months ended June 30, 1997. The increase reflects additional borrowing required by the Company for its new service centers and for the acquisition of the 23 service centers discussed earlier. Provision for income taxes was negative reflecting negative taxable income. A charge for dividend payments due on the Company's redeemable preferred stock was made for all periods.

  	From February 1996 through January 1997, the Company opened up 16 facilities within Sears Automotive Service Centers, which are located at shopping malls in five of its seven regions. Losses at the Sears operations were a major contributor to the overall losses of the Company in 1997. The Management of the Company remains focused on making these operations profitable. Cash flow from these operations improved for the first six months of 1998. This improvement over 1997 is reflective of the efforts by the management of the Company to make these centers profitable plus an agreement made with Jiffy Lube International and Sears in November 1997 which provided incentives for use in marketing the Company's Sears operations for six months. These incentives have been extended for an additional six months. The Company is currently in negotiations to obtain additional incentives. There can be no assurance, however, that these negotiations will result in additional incentives.

Liquidity and capital resources:

   Since the end of 1997, working capital (current assets less current liabilities) decreased by $131,257. Cash flow from operations amounted to $3,091,816.

  	The Company obtained an additional $15,187,127 in debt to finance the acquisition of the 23 service centers noted above plus the addition of two service centers that were built during the first six months of 1998. The Company also repurchased 39,000 shares from Quick Lube, Inc. as part of an agreement entered into in May 1996 as part of the purchase of 6 Jiffy Lube service centers in the Lansing, Michigan area.

   In February of 1998, the Company borrowed additional funds through an agreement with Enterprise Mortgage Acceptance Company, LLC (EMAC) totaling $1,787,000. This loan carries an interest rate of approximately 8.55% and is amortized over a 15 year period. The first three month's payments are interest only. In March of 1998, the Company borrowed an additional $13,274,000 through an agreement with EMAC. This loan carries an interest rate of approximately 8.56% and is amortized over a 15 year period. These funds were applied towards the purchase price of the 23 Jiffy Lube service centers referenced above.

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

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:

The annual meeting of Lucor, Inc. was held on May 11, 1998. At that meeting all of the Company's directors were re-elected with the indicated number of shares voted:

                                                In Favor

                Stephen P. Conway               2,722,806
              		Jerry B. Conway	              		2,722,806
                D.  Fredrico Fazio              2,722,806
                Anthony J. Beisler              2,722,806


Item 5.   Other Information:  None

Item 6. Exhibits and Reports on Form 8-K: The Company filed a report on Form 8-K on April 15, 1998 reporting the acquisition of 23 Jiffy Lube service centers from Tidewater Lube Ventures, Inc. and Lube Ventures East, Inc. An amendment to the Form 8-K was filed on June 15, 1998.

                               Signatures





   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of August 1998.


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