Form 10-Q
period 1998-09-30
LUCOR INC /FL/
filed 1998-11-16
CIK 914791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     October 31, 1998    Class A Common Stock, par value $.02 per share

                              Shares Outstanding:   2,315,633

                              Class B Common Stock, par value $.02 per share

                              Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                  		PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1998 (unaudited) and
                    December 31, 1997                                     1

                    Unaudited Consolidated Statements of Income
                    Three Months Ended September 30, 1998 and
                    September 30, 1977 and Nine Months Ended
                    September 30, 1998 and September 30, 1997             2


                    Unaudited Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1998 and
                    September 30, 1997                                    3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                	      6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     7

          Item 6.   Exhibits and Reports on Form 8-K                      7

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

     ASSETS                         30-September-98        31-December-97
                                      (Unaudited)
                                    _______________        ______________
Current assets:
Cash                                   $ 3,185,497          $ 1,548,418
Accounts receivable                        505,521            2,267,809
Income tax receivable                       43,985              466,523
Inventory                                2,715,138            2,138,180
Prepaid charges                            888,154              193,444
                                       ___________          ___________
Total current assets                     7,338,295            6,614,374
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            25,278,800           21,839,319
                                       ___________          ___________
Other assets:

Licenses, application, area
 development and organization
 costs, franchise and operating
 rights, goodwill, and other
 intangible assets, net of
 accumulated amortization               15,337,065            4,679,531
Security deposits and pre-opening
 expenses, net of accumulated
 amortization                              106,575               87,056
                                        __________          ___________
Total other assets                      15,443,640            4,766,587
                                        __________          ___________
Total assets                           $48,060,735          $33,220,280
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $ 1,590,849          $   305,578
Current portion of capital lease            27,059               25,478
Accounts payable                         3,557,910            2,949,018
Accrued expenses                         1,746,611            1,442,682
Preferred dividend payable                       0               35,000
                                        __________          ___________
Total current liabilities                6,922,429            4,757,756
                                        __________          ___________
Long term debt, net of
  current portion                       32,387,673           18,642,480
Capital lease, net of
  current portion                            2,468               23,634
Deferred taxes                               -                  189,000
                                        __________          ___________

Total long term liabilities             32,390,141           18,855,114
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     6,748,165            7,607,410
                                        __________          ___________
Total liabilities, equity              $48,060,735          $33,220,280
                                       ===========          ===========

                                    (1)

                                  LUCOR, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                       	      THREE MOS     THREE MOS      NINE MOS     NINE MOS
                                ENDED         ENDED          ENDED        ENDED
                              30-SEP-98     30-SEP-97      30-SEP-98    30-SEP-97
                             __________     _________    ___________   ___________

Net sales                   $14,650,479   $11,004,719     $40,345,455   $31,800,784
Cost of sales          	      3,442,815     2,564,277       9,348,765     7,405,525
                             __________    __________     ___________   ___________
Gross profit                 11,207,664     8,440,442      30,996,690    24,395,259
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct           	           5,345,623     4,373,477      14,991,442    12,173,403
 Operating                    2,895,292     2,334,786       8,065,279     6,667,092
 Depreciation                   582,761       507,402       1,562,823     1,633,414
 Selling, general, and
   administrative     	       1,909,681     1,534,034       5,322,148     4,358,873
                             __________    __________     ___________   ___________
                             10,733,357     8,749,699      29,941,692    24,832,782
                             __________    __________     ___________   ___________
Income(loss) from operations    474,307      (309,257)      1,054,998      (437,523)
                             __________    __________     ___________   ___________
Other income                     42,059        23,167         175,476        47,487
Interest expense               (745,131)     (369,031)     (1,935,558)   (1,093,175)
                             __________    __________     ___________   ___________
Loss before provision
  for income taxes             (228,765)     (655,121)       (705,084)   (1,483,211)
Income tax expense (benefit)    (63,771)     (117,764)       (225,719)     (415,876)
                             __________    __________     ___________   ___________
Net loss                       (164,994)     (537,357)       (479,365)   (1,067,335)
Preferred dividend             ( 35,000)     ( 35,000)       (105,000)     (105,000)
                             __________    __________     ___________   ___________
Net loss available
  to common shareholders     ($ 199,994)   ($ 572,357)     ($ 584,365)  ($1,172,335)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding          2,812,388     2,846,888       2,827,055     2,841,888
                             ==========    ==========     ===========   ===========
Net loss per
  common share outstanding      ($ 0.07)      ($ 0.20)         ($0.21)       ($0.41)
                             ==========    ==========     ===========   ===========
                                                      (2)

                                 LUCOR, INC AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended

                                             30-Sep-98            30-Sep-97
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (479,365)         $(1,067,335)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                1,062,229            1,008,493
    Amortization of intangible
     assets and pre-operating costs             500,594              624,921
    Management fee recorded as
     contribution to capital                      -                  338,000
    Changes in assets and liabilities:
     Decrease in accounts
      receivable                              1,814,353               69,178
     Increase in inventories                   (151,956)            (446,374)
     Increase in prepaid expenses              (651,207)             (32,652)
     Decrease in income
      tax receivable                            422,538              100,964
     Increase (decrease) in accounts
      payable and accrued expenses              870,741              (12,948)
     Decrease in deferred tax liability        (189,000)                   0
                                            ___________          ___________
Net cash provided by operating
 activities                                   3,198,927              582,247
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment           (1,563,334)          (1,378,652)
Decrease (increase) in construction
   in progress                                 (343,526)             962,197
Acquisition of additional service centers   (13,553,077)             (56,250)
Franchise fees, goodwill, etc.                 (732,670)            (274,639)
                                             ___________          __________
 Net cash used in
   investing activities                     (16,192,607)            (747,344)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (424,760)            (988,664)
Proceeds from borrowings                     15,435,639              650,000
Pennzoil preferred share dividend paid         (105,000)            (140,000)
Proceeds (receipts) from issuance/
 repurchase of common stock                    (275,120)             258,751
                                           ____________          ___________
Cash provided by (used in)
financing activities                         14,630,759             (219,913)
                                           ____________          ___________

Increase (decrease) in cash                   1,637,079             (385,010)
Cash at beginning of period                   1,548,418            2,052,417
                                           ____________         ____________

Cash at end of period                      $  3,185,497         $  1,667,407
                                           ============         ============


                                      (3)

                                   LUCOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Designated Market Areas (DMA's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, Nashville, Tennessee, and Richmond/Tidewater, Virginia. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of September 30, 1998 the Company had 125 centers in operation and as of December 31, 1997 and September 30, 1997 100 centers were in operation.

     The financial information as of September 30, 1998 and September 30, 1997 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1997 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Management is currently reviewing the allocation of the purchase price on the acquisition of the twenty three service centers in the Richmond/Tidewater region that occurred on April 1, 1998. It expects to adjust the allocation of costs that are currently assigned to goodwill to other identifiable intangible assets. It is not anticipated that any reallocation will have a material affect on the financial presentation of the purchase nor on the post-acquisition operating results including the amortization expense resulting from goodwill and other intangible assets. It is anticipated that the changes will result in lower goodwill and allocation of this reduction to other intangible assets such as franchise and operating rights.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

     Consolidated net sales for the three months ended September 30, 1998 rose 33% when compared to the third quarter of 1997. The acquisition of twenty three stores in the Richmond/Tidewater area on April 1, 1998, contributed to most of the increase in sales. Without the acquisition, sales increased 2% for the third quarter of 1998 in comparison to the third quarter of 1997. Consolidated net sales for the nine months ended September 30, 1998 rose 27% when compared to the first nine months of 1997. Without the acquisition on April 1, 1998, sales rose by 5% for the first nine months of 1998 in comparison to the first nine months of 1997. Sales were lower than could otherwise be expected in the third quarter due to two hurricanes that interrupted business in the Company's two largest regions, Raleigh-Durham, North Carolina and Tidewater, Virginia. The hurricanes caused several of its stores to close and business was drastically reduced at other stores. Management estimates that between $200,000 and $250,000 in sales were lost due to the hurricanes. Discounts, due mainly to higher couponing, increased from 9.2% of gross sales for the third quarter of 1997 to 10.2% for the third quarter of 1998. The Company began test marketing batteries beginning in April 1998. Results from the testing are very positive. Battery sales in the test stores selling batteries for the entire quarter represented 1.5% of all sales at these stores for the third quarter of 1998.

     Cost of sales increased as a percent of sales from 23.3% to 23.5% for the third quarter of 1997 versus the third quarter of 1998. The slight increase in the cost of goods percentage in the third quarter is mainly due to the higher discounts on products and services sold. Cost of sales decreased for the first nine months, decreasing from 23.3% to 23.2% for 1997 and 1998, respectively. The relatively stable cost of sales percentage reflects the fruition of the Company's efforts to reduce costs of products purchased.
These efforts began in 1996 and are reflected in the drop in the cost of sales from that period.

     Direct costs declined for the third quarter as a percent of sales from 39.7% to 36.5% for 1997 and 1998, respectively. Direct costs for the first nine months decreased as well from 38.3% in 1997 to 37.2% in 1998. Higher sales volume at the service centers in the third quarter helped reduce direct labor, as a percent of sales, due mainly to some labor costs which are fixed by their nature. Additionally, direct costs for the newly acquired service centers are lower due to the higher per service center car counts at these service centers.

     Operating costs decreased as a percent of net sales from 21.2% to 19.8% for the third quarter of 1997 compared to the third quarter of 1998 and from 21.0% to 20.0% for the nine months ended September 30, 1997 and 1998, respectively. This decrease reflects higher sales at the service centers which lowers operating costs as a percent of net sales due to the fixed nature of some of these costs. In addition, the Company received refund and dividend checks for Workers' Compensation insurance in the second quarter which lowered operating costs for the year in comparison to the prior year. The Company also re-negotiated its contract for waste oil removal and currently receives a small payment per gallon for waste oil recycled in most of its regions.

     Depreciation and amortization charges increased $75,359 for the third quarter of 1998 in comparison to the third quarter of 1997. However, for the nine month period ended September 30, 1998 these costs show an overall decline of $70,591 from the same period in 1997. The lower costs on a year to date basis reflect lower amortization of pre-opening costs which are lower due to fewer new service centers built during the previous six months (pre-opening costs are amortized over a six month period). The depreciation and amortization expense for the third quarter are higher due to the acquisition of the twenty three service centers noted above.

     Selling, general and administrative (SG&A) expenses increased 24.5% or $375,647 comparing the third quarter of 1998 with the third quarter of 1997. These same expenses increased by 22.1% or $963,275 for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. This increase reflects the additional expenses required to staff for the additional regions acquired. As a percent of net sales, SG&A expenses have decreased from 13.7% to 13.2% for the first nine months of 1997 versus the first nine months of 1998.

     Other income increased by $18,892 comparing the third quarter of 1998 with the third quarter of 1997, reflecting additional interest income and
commission income for the quarter.   An increase of $127,989 in other income
is reflected for the nine months ended September 30, 1998 over the nine month period ended September 30, 1997 due to higher interest income and commission income.

     Interest expense increased by $376,100 for the three month period ended September 30, 1998 compared to the three months ended September 30, 1997. Interest expense increased by $842,383 for the nine months ended September 30, 1998 compared with the nine months ended September 30, 1997. The increase reflects additional borrowing required by the Company for its new service centers and for the acquisition of the twenty three service centers discussed earlier. Provision for an income tax benefit reflects the Company's net loss.
 A charge for dividend payments due on the Company's redeemable preferred stock was made for all periods.

     From February 1996 through January 1997, the Company opened up 16 facilities within Sears Automotive Service Centers, which are located at shopping malls in five of its eight regions. Losses at the Sears operations were a major contributor to the overall losses of the Company in 1997. The Management of the Company remains focused on making these operations profitable. Cash flow from these operations improved for the first nine months of 1998. This improvement over 1997 is reflective of the efforts by Management to make these centers profitable which includes an agreement made with Jiffy Lube International and Sears in November 1997 which provided cash incentives for use in marketing the Company's Sears operations for six months. These incentives have been extended for an additional six months through October, 1998. The Company is currently in negotiations to obtain additional incentives. There can be no assurance, however, that these negotiations will result in additional incentives.

Liquidity and capital resources:

     Since the end of 1997, working capital (current assets less current liabilities) decreased by $1,440,752. Of this decrease in working capital, $1,285,271 is due to the movement of long term debt to current debt. Two loans totaling $650,000 which were classified as long term on December 31, 1997 and have been subsequently reclassified as current since they are due in twelve months. Both are due in 1999. In addition, new borrowings for the acquisition of the Richmond/Tidewater regions have increased the current portion of the debt. Cash flow from operations amounted to $3,198,927.

     The Company obtained $15,435,639 in debt to finance the acquisition of the twenty three service centers noted above, the addition of two service centers that were built during the first nine months of 1998, and to expand its corporate office facilities. The Company also repurchased 39,000 of class "A" common shares from Quick Lube, Inc. in May 1998 as part of an agreement entered into in May 1996 as part of the purchase of six Jiffy Lube service centers in the Lansing, Michigan area.

     As previously reported, in February of 1998, the Company borrowed additional funds through an agreement with Enterprise Mortgage Acceptance Company, LLC (EMAC) totaling $1,787,000 and in March of 1998, the Company borrowed an additional $13,274,000 through an agreement with EMAC. These funds were applied towards the purchase price of the twenty three Jiffy Lube service centers referenced above.

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

Year 2000 Review

     The Company has undertaken a review of its computer systems identifying those systems that could be affected by the "Year 2000" issue. The "Year 2000" problem is the result of computer programs designating the year using two digits rather than four (98 versus 1998). As a result, in the year 2000, computer programs could recognize 00 as 1900 instead of the year 2000. The Company has determined that some of its systems will need to be upgraded. The cost of upgrading its systems is not expected to have a material adverse impact on its business operations or financial condition. It is anticipated that all system upgrades will be complete prior to the end of the second quarter in 1999 using current internal resources and already identified external resources.


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

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:  None

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K:  None

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of November 1998.


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