Form 10-Q/A
period 1998-06-30
LUCOR INC /FL/
filed 1998-12-07
CIK 914791

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             Amendment to From 10-Q
                                  FORM 10-Q/A
                                 (Amendment #1)

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

     This amendment to the second quarter 10-Q is submitted to restate the allocation of the purchase price of an acquisition made on April 1, 1998 as explained further in this document. The restatement resulted in changes in intangible assets and, as a result, the differences in the amortization period of the these assets resulted in a change in the reported income (loss).

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


                                LUCOR, INC AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


     ASSETS                                 30-June-98          31-December-97
                                         _______________        ______________
Current assets:

Cash                                        $ 4,139,524          $ 1,548,418
Accounts Receivable                             518,290            2,267,809
Income Tax Receivable                           501,798              466,523
Inventory                                     2,493,005            2,138,180
Prepaid charges                                 520,148              193,444
                                            ___________          ___________
Total Current assets                          8,172,765            6,614,374
                                            ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation                 24,666,853           21,839,319
                                            ___________          ___________
Other assets:

Goodwill, net of accumulated amortization     3,188,022            2,643,435
Franchise and operating rights,
 net of accumulated amortization              8,816,015                -
Leasehold rights, licenses, application,
 area development and  organization
 costs, net of accumulated amortization       3,442,375            2,036,096
Security deposits and pre-opening
 expenses, net of accumulated amortization      114,528               87,056
                                             __________          ___________
Total other assets                           15,560,940            4,766,587
                                             __________          ___________
Total assets                                $48,400,558          $33,220,280
                                            ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt           $   924,530          $   305,578
Current portion of capital lease                 27,014               25,478
Accounts payable                              3,594,754            2,949,018
Accrued expenses                              1,854,185            1,442,682
Preferred dividend payable                       35,000               35,000
                                             __________          ___________
Total current liabilities                     6,435,483            4,757,756
                                             __________          ___________
Long term debt, net of current portion       33,032,640           18,642,480
Capital lease, net of current portion             9,729               23,634
Deferred Taxes                                    -                  189,000
                                             __________          ___________

Total Long Term Liabilities                  33,042,369           18,855,114
                                             __________          ___________
Redeemable preferred stock                    2,000,000            2,000,000
                                             __________          ___________
Stockholders' equity                          6,922,706            7,607,410
                                             __________          ___________
Total liabilities, equity                   $48,400,558          $33,220,280
                                            ===========          ===========

                                       (1)

                                  LUCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      	      THREE MOS     THREE MOS       SIX MOS      SIX MOS
                            	  ENDED         ENDED          ENDED        ENDED
                            	30-JUN-98     30-JUN-97      30-JUN-98    30-JUN-97
                             __________     _________    ___________   ___________
Net sales                   $14,966,493   $10,777,687     $25,694,976   $20,796,065
Cost of sales          	      3,384,144     2,531,315       5,905,950     4,841,248
                             __________    __________     ___________   ___________
Gross profit                 11,582,349     8,246,372      19,789,026    15,954,817
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct                	      5,390,603     3,961,229       9,645,819     7,799,926
 Operating                    2,817,039     2,232,817       5,169,987     4,332,306
 Depreciation                   618,754       507,625       1,017,317     1,126,012
 Selling, general, and
   administrative      	      1,809,513     1,456,627       3,412,467     2,824,839
                             __________    __________     ___________   ___________
                             10,635,909     8,158,298      19,245,590    16,083,083
                             __________    __________     ___________   ___________
Income(loss) from operations    946,440        88,074         543,436      (128,266)
                             __________    __________     ___________   ___________
Other income                    102,572        14,641         133,417        24,320
Interest expense               (741,269)     (367,607)     (1,190,427)     (724,144)
                             __________    __________     ___________   ___________
Income(loss) before provision
  for income taxes              307,743      (264,892)       (513,574)     (828,090)
Income tax expense (benefit)    108,708       (95,331)       (173,870)     (298,112)
                             __________    __________     ___________   ___________
Net income (loss)               199,035      (169,561)       (339,704)     (529,978)
Preferred dividend             ( 35,000)     ( 35,000)        (70,000)      (70,000)
                             __________    __________     ___________   ___________
Net income (loss) available
  to common shareholders      $ 164,035    ($ 204,561)      ($409,704)    ($599,978)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding          2,821,388     2,846,888       2,834,388     2,839,388
                             ==========    ==========     ===========   ===========
Net income (loss) per
  common share outstanding       $ 0.06       ($ 0.07)         ($0.14)       ($0.21)
                             ==========    ==========     ===========   ===========

                                                      (2)

                          LUCOR, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Six months ended

                                             30-Jun-98            30-Jun-97
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (339,704)         $  (529,978)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                  690,422              674,406
    Amortization of intangible
     assets and pre-operating costs             326,895              451,606
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                              1,810,713              (82,255)
     Decrease(increase) in inventories           70,177             (351,569)
     Increase in prepaid expenses              (283,201)             (31,744)
     Decrease(increase) in income
      tax receivable                            (35,275)             215,756
     Increase in assets held for resale               0             (875,177)
     Increase in accounts payable and
      accrued expenses                        1,040,789            1,132,459
     Decrease in deferred tax liability        (189,000)                   0
                                            ___________          ___________
Net cash provided by operating
 activities                                   3,091,816              603,504
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment             (969,186)            (623,745)
Decrease in construction
   in progress                                   46,080              370,917
Acquisition of additional service centers   (13,553,077)                   0
Franchise fees, goodwill, etc.                 (676,270)            (186,861)
                                            ___________          __________
 Net cash used in
   investing activities                     (15,152,453)            (439,689)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (190,384)            (756,003)
Proceeds from borrowings                     15,187,127              400,000
Pennzoil preferred share dividend paid          (70,000)             (70,000)
Proceeds (receipts) from issuance/
 repurchase of common stock                    (275,000)             258,751
                                           ____________          ___________
Cash provided by (used in)
financing activities                         14,651,743             (167,252)
                                           ____________          ___________

Increase (decrease) in cash                   2,591,106               (3,437)
Cash at beginning of period                   1,548,418            2,052,417
                                           ____________         ____________

Cash at end of period                      $  4,139,524         $  2,048,980
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

     The financial information as of June 30, 1998 has been restated to reflect a change in the allocation of the purchase price of the acquisition of the 23 Jiffy Lube service centers as noted above. This restatement was done due to the completion of the Company's analysis of the intangible assets, restating the value of the identifiable intangible assets that were part of the purchase transaction. This restatement resulted in a decrease in goodwill of $9,464,606. Income was restated to reflect the differences in the amortization periods of the assets identified. This change in the allocation resulted in higher amortization costs for the three months and six months ended June 30, 1998 of $36,817. A small tax benefit was also included in the revision.

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

     Depreciation and amortization charges increased $111,129 for the second quarter of 1998 in comparison to the second quarter of 1997. These costs are lower for the six month period ended June 30, 1998 versus the six month period ended June 30, 1997 by $108,695. The lower costs on a year to date basis reflects lower amortization of pre-opening costs which are lower due to fewer new service centers built during the previous six months (pre-opening costs are amortized over a six month period). The depreciation and amortization expense for the second quarter are higher due to the acquisition of the service centers noted above.

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

Liquidity and capital resources:

     Since the end of 1997, working capital (current assets less current liabilities) decreased by $119,336. Cash flow from operations amounted to $3,091,816.

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

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of December 1998.


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