Form 10-Q/A
period 1998-09-30
LUCOR INC /FL/
filed 1998-12-07
CIK 914791

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

This amendment to the third quarter 10-Q is submitted to restate the allocation of the purchase price of an acquisition made on April 1, 1998 as explained further in this document. The restatement resulted in changes in intangible assets and, as a result, the differences in the amortization period of the these assets resulted in a change in the reported income (loss).

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


                                  LUCOR, INC AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

     ASSETS                              30-September-98        31-December-97
                                           (Unaudited)
                                         _______________        ______________
Current assets:

Cash                                        $ 3,185,497          $ 1,548,418
Accounts receivable                             505,521            2,267,809
Income tax receivable                            67,688              466,523
Inventory                                     2,715,138            2,138,180
Prepaid charges                                 888,154              193,444
                                            ___________          ___________
Total current assets                          7,361,998            6,614,374
                                            ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation                 25,278,800           21,839,319
                                            ___________          ___________
Other assets:

Goodwill, net of accumulated amortization     3,158,996            2,643,435
Franchise and operating rights,
 net of accumulated amortization              8,744,340                -
Leasehold rights, licenses, application,
 area development and  organization
 costs, net of accumulated amortization       3,359,657            2,036,096
Security deposits and pre-opening expenses,
 net of accumulated amortization                106,575               87,056
                                             __________          ___________
Total other assets                           15,369,568            4,766,587
                                             __________          ___________
Total assets                                $48,010,366          $33,220,280
                                            ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt           $ 1,590,849          $   305,578
Current portion of capital lease                 27,059               25,478
Accounts payable                              3,557,910            2,949,018
Accrued expenses                              1,746,611            1,442,682
Preferred dividend payable                            0               35,000
                                             __________          ___________
Total current liabilities                     6,922,429            4,757,756
                                             __________          ___________
Long term debt, net of current portion       32,387,673           18,642,480
Capital lease, net of current portion             2,468               23,634
Deferred taxes                                    -                  189,000
                                             __________          ___________

Total long term liabilities                  32,390,141           18,855,114
                                             __________          ___________
Redeemable preferred stock                    2,000,000            2,000,000
                                             __________          ___________
Stockholders' equity                          6,697,796            7,607,410
                                             __________          ___________
Total liabilities, equity                   $48,010,366          $33,220,280
                                            ===========          ===========

                                         (1)


                                  LUCOR, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                      	      THREE MOS     THREE MOS      NINE MOS     NINE MOS
                                ENDED         ENDED          ENDED        ENDED
                              30-SEP-98     30-SEP-97      30-SEP-98    30-SEP-97
                             __________     _________    ___________   ___________
Net sales                   $14,650,479   $11,004,719     $40,345,455   $31,800,784
Cost of sales          	      3,442,815     2,564,277       9,348,765     7,405,525
                             __________    __________     ___________   ___________
Gross profit                 11,207,664     8,440,442      30,996,690    24,395,259
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct                	      5,345,623     4,373,477      14,991,442    12,173,403
 Operating                    2,895,292     2,334,786       8,065,279     6,667,092
 Depreciation                   656,833       507,402       1,636,895     1,633,414
 Selling, general, and
   administrative      	      1,909,681     1,534,034       5,322,148     4,358,873
                             __________    __________     ___________   ___________
                             10,807,429     8,749,699      30,015,764    24,832,782
                             __________    __________     ___________   ___________
Income(loss) from operations    400,235      (309,257)        980,926      (437,523)
                             __________    __________     ___________   ___________
Other income                     42,059        23,167         175,476        47,487
Interest expense               (745,131)     (369,031)     (1,935,558)   (1,093,175)
                             __________    __________     ___________   ___________
Loss before provision
  for income taxes             (302,837)     (655,121)       (779,156)   (1,483,211)
Income tax expense (benefit)    (87,474)     (117,764)       (249,422)     (415,876)
                             __________    __________     ___________   ___________
Net loss                       (215,363)     (537,357)       (529,734)   (1,067,335)
Preferred dividend             ( 35,000)     ( 35,000)       (105,000)     (105,000)
                             __________    __________     ___________   ___________
Net loss available
  to common shareholders     ($ 250,363)   ($ 572,357)     ($ 634,734)  ($1,172,335)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding          2,812,388     2,846,888       2,827,055     2,841,888
                             ==========    ==========     ===========   ===========
Net loss per
  common share outstanding      ($ 0.09)      ($ 0.20)         ($0.22)       ($0.41)
                             ==========    ==========     ===========   ===========

                                                      (2)

                                 LUCOR, INC AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended

                                             30-Sep-98            30-Sep-97
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (529,734)         $(1,067,335)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                1,062,229            1,008,493
    Amortization of intangible
     assets and pre-operating costs             574,666              624,921
    Management fee recorded as
     contribution to capital                      -                  338,000
    Changes in assets and liabilities:
     Decrease in accounts
      receivable                              1,814,353               69,178
     Increase in inventories                   (151,956)            (446,374)
     Increase in prepaid expenses              (651,207)             (32,652)
     Decrease in income
      tax receivable                            398,835              100,964
     Increase (decrease) in accounts
      payable and accrued expenses              870,741              (12,948)
     Decrease in deferred tax liability        (189,000)                   0
                                            ___________          ___________
Net cash provided by operating
 activities                                   3,198,927              582,247
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment           (1,563,334)          (1,378,652)
Decrease (increase) in construction
   in progress                                 (343,526)             962,197
Acquisition of additional service centers   (13,553,077)             (56,250)
Franchise fees, goodwill, etc.                 (732,670)            (274,639)
                                            ___________          __________
 Net cash used in
   investing activities                     (16,192,607)            (747,344)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (424,760)            (988,664)
Proceeds from borrowings                     15,435,639              650,000
Pennzoil preferred share dividend paid         (105,000)            (140,000)
Proceeds (receipts) from issuance/
 repurchase of common stock                    (275,120)             258,751
                                           ____________          ___________
Cash provided by (used in)
financing activities                         14,630,759             (219,913)
                                           ____________          ___________

Increase (decrease) in cash                   1,637,079             (385,010)
Cash at beginning of period                   1,548,418            2,052,417
                                           ____________         ____________

Cash at end of period                      $  3,185,497         $  1,667,407
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

     As stated in the original filing of this 10-Q, Management was reviewing the allocation of the purchase price on the acquisition of the twenty three service centers in the Richmond/Tidewater region that occurred on April 1, 1998. This evaluation has resulted in this amended 10-Q. The Company has reduced the allocation of the purchase price to goodwill by $9,464,606 and has increased the allocation to franchise and operating rights and leasehold rights. This change in the allocation resulted in higher amortization costs for the three months ended September 30, 1998 of $36,817 and for the nine months ended of $74,072. A small tax benefit was also included in the revision.

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

     Depreciation and amortization charges increased $149,431 for the third quarter of 1998 in comparison to the third quarter of 1997 and $3,481 for the nine months ended September 30, 1998. The additional depreciation and amortization resulting from the acquisition was offset by lower amortization of per-opening costs due to the fewer stores being built in the past nine months in comparison to 1997. The depreciation and amortization expense for the third quarter are higher due to the acquisition of the twenty three service centers noted above.

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

Liquidity and capital resources:

     Since the end of 1997, working capital (current assets less current liabilities) decreased by $1,417,049. Of this decrease in working capital, $1,285,271 is due to the movement of long term debt to current debt. Two loans totaling $650,000 which were classified as long term on December 31, 1997 and have been subsequently reclassified as current since they are due in twelve months. Both are due in 1999. In addition, new borrowings for the acquisition of the Richmond/Tidewater regions have increased the current portion of the debt. Cash flow from operations amounted to $3,198,927.

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