Form 10-K
period 1998-12-31
LUCOR INC /FL/
filed 1999-03-31
CIK 914791

United States
                        Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                     For the fiscal year ended December 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1999, was $ 5,697,874

As of March 15, 1999, there were 2,316,133 shares of the Registrant's Class A Common Stock, $.02 par value, outstanding and 502,155 shares of the Registrant's Class B Common Stock, $.02 par value, outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Annual meeting of Stockholders to be held in May 1999 are incorporated by reference in Parts II and III.

                                   Lucor, Inc.
                                Index to Form 10-K
                       For the Year Ended December 31, 1998



                        PART I                                            Page

Item 1  - Business   . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2  - Properties  . . . . . . . . . . . . . . . . . . . . . .  . . .    6

Item 3  - Legal Proceedings  . . . . . . . . . . .  . . . . . . . . . .     6

Item 4  - Submission of Matters to a Vote of Security-Holders  . . . . .    6

                             PART II

Item 5  - Market for the Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . . . .    7

Item 6  - Selected Financial Data  . . . . . . . . . . . . . . . . . . .    7

Item 7  - Management's Discussion and Analysis
              Financial Condition and Results of Operation . . . . . . .   10

Item 8  - Financial Statements and Supplementary Data  . . . . . . . . .   17

Item 9  - Changes in and Disagreements with Accountants
               or Accounting and Financial Disclosure  . . . . . . . . .   49

                             PART III

Item 10 - Directors and Executive Officers of the Registrant . . . . . .   50

Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . .   50

Item 12 - Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . .   50

Item 13 - Certain Relationships and Related Transactions  . . . . . . . .  50

                              PART IV

Item 14 - Exhibits, Financial Statement Schedules
                and Reports on Form 8-K  . . . . . . . . . . . . . . . .   51

PART I


Item 1 - Business

General

     Lucor, Inc. (the "Registrant" or the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube." As of December 31, 1998, the Company operated one hundred twenty eight service centers in seven states, including twenty seven service centers in the Raleigh-Durham, North Carolina DMA (Geographic Designated Market Area defined for television markets), twenty two service centers in the Cincinnati, Ohio DMA (which includes northern Kentucky), twenty service centers in the Pittsburgh, Pennsylvania DMA, fifteen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eleven service centers in the Nashville, Tennessee area, twenty one in the Richmond and Tidewater Virginia DMA's, and seven service centers in the Lansing, Michigan area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except Lansing) and franchise agreements with JLI. Unless the context otherwise requires, references herein to the Company or the Registrant refer to Lucor, Inc. and its subsidiaries.

     During 1998, the Company built two service centers plus acquired three service centers from independent operators. The acquired service centers have subsequently been changed to Jiffy Lube service centers. In addition, it acquired twenty three Jiffy Lube service centers from Tidewater Lube Ventures, Inc. and Lube Ventures East, Inc., covering the areas of Richmond, Virginia, Tidewater, Virginia, and eastern North Carolina. The acquisition of these service centers represented a significant shift in the Company's growth strategy. The Company purchased an existing region for which the Jiffy Lube name had a strong recognition and the operation had strong cash flows rather than a ground up, new development or a turnaround requiring a great deal of management effort to reach those goals. The Company will be following this strategy more closely in the future along with building new service centers or acquiring independent operators within the areas where the Company already has a strong presence.

     The Company took a $1,383,475 write down of assets related to twelve of its sixteen service centers located in Sears auto service centers in the fourth quarter in 1998. Cash flows generated by the Sears operations did improve in 1998 but were in fact negative for all but four of the service centers. This along with expected continuing losses led to the decision to write off the assets involved in the Sears operations. Since the end of 1998, four service centers located in Sears auto service centers have been closed.

Quick Lube Industry

     In the past, the traditional provider of oil change and lubrication services has been the corner gas station. The decline in the number of full-service gasoline stations has reduced the number of convenient places available to customers for performing basic preventative maintenance and fluid replace-ment service on their automobiles. The Company believes that this trend combined with convenience and service are significant factors in the continuing success of quick lube centers in the marketplace.

     In April 1998, Pennzoil announced the merger of Pennzoil and Quaker State into a new company, Pennzoil-Quaker State Company. Pennzoil is the parent company for Jiffy Lube International, the franchisor of Jiffy Lube. Quaker State is the franchisor of Q Lube, which as of March 1, 1999 had 585 service centers in operation. Some of the service centers are located in regions where the Company has dominant influence and these service centers will be either closed or acquired by the Company. As of March 1, 1999, 1,588 Jiffy Lube service centers were open in the United States. Franchisees of JLI operated 1,009 of the service centers and JLI owned and operated the remaining 579 locations. (Source:National Oil & Lube News, March 1999) Of the total JLI franchised service centers, the Company currently operates one hundred twenty four locations, making it the largest franchisee.

     According to National Oil & Lube News, March 1999 edition, there are approximately 6,037 fast lube chain service centers in operation as of March 1, 1999, representing an increase in the number of fast lube operations by 4% over 1998. Jiffy Lube is the largest fast lube operation chain, more than double the number of service centers run by the next largest chain.

Services

     The products and services offered by the Company are designed to provide customers with a convenient way to perform preventative maintenance on their vehicles, typically in minutes and without an appointment. The Company's proprietary service mark "Signature Service" includes changing engine oil and filter, lubricating the chassis, checking for proper tire inflation, washing the windows, vacuuming the interior of the car, checking and replenishing fluids in the transmission, differential, windshield washer, battery and power steering, and examining the air filter, lights, and windshield wiper blades while performing a manufacturers recommended service review. A quality inspection is then completed and a Signature Service card is signed by a lubrication technician confirming that the service was properly performed. The pricing of a Signature Service ranges from $25.99 to $28.99, depending on the geographic area.

    The Company also offers several other products and services including fuel injection system cleaning, automotive additives, manual transmission, differential and transfer case fluid replacement, radiator coolant replacement, tire rotation, air filter replacement, breather element replacement, positive crankcase ventilator valve (PCV valves) replacement, wiper blade replacement, headlight and light bulb replacement, complete transmission fluid replacement, preventative maintenance packages, and auto safety and emissions inspection services. In 1998, the Company introduced, as a test, the sale of batteries in most of its markets. The Company does not perform any repairs on vehicles, only preventative maintenance and fluid replacement services.

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

Service Centers

     A typical service center consists of approximately 2200 square feet with three service bays, a customer lounge, storage area, a full basement and rest rooms. The operating staff at each service center consists of a manager, an assistant manager and usually eight additional employees. The service centers are open six days a week (with the exception of service centers located at Sears auto center which are open seven days a week, four hours on Sunday).

     In general, the Company's service centers are well lit, clean, and provide customers an attractive surrounding and comfortable professional waiting area while their vehicle is serviced.

Marketing

     The Company uses newsprint, public relations, direct marketing, radio and television advertising to market its products and services. In addition to the Company's marketing programs, JLI conducts national marketing programs for Jiffy Lube service centers, principally through television advertising. Pennzoil conducts a national advertising program for Pennzoil motor oil and other Pennzoil lubrication products. The Company does not pay any fee to either JLI or Pennzoil for their advertising programs. In addition to direct adver-tising, the Company emphasizes the development of goodwill in the communities in which it operates through involvement in community promotions. Some of the Company's community campaigns include Coats for Kids, Teaching Excellence, Jump Start on Reading, and Boy Scouts Scouting for Food.

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

     Cincinnati, Dayton, Nashville, and Toledo. The Company amended its Area Development Agreement with JLI in August 1995 to include all of these areas. The Company has satisfied its obligations to develop service centers under its Area Development Agreement for these areas. The Company has a right of first refusal to develop service centers until July 31, 2019.

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

     Lansing. The Company has not entered into an Area Development Agreement regarding Lansing nor is the Company contemplating entering into an agreement at this time.

     Richmond/Tidewater. On April 1, 1998, the Company purchased substantially all of the assets of Tidewater Lube Ventures, Inc. and Lube Venture East, Inc. which included twenty one Jiffy Lube service centers in the Richmond and Tidewater Virginia areas and two Jiffy Lube service centers in Eastern North Carolina. The Company was also assigned an area development agreement as part of the purchase which requires the Company to develop one service center in each of the next three years. The Company has a right of first refusal to develop service centers until December 31, 2008.


     The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the fran-chisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 1999, the initial franchise fee ranges from $12,500 to $35,000. The franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the 15th of the following month, a practice followed by the Company.


Management Services Agreement

     Each of the Company's operating subsidiaries has entered into a management agreement with Navigator Management, Inc., a Florida corporation (Navigator), pursuant to which Navigator, as an independent contractor, operates, manages and maintains the service centers. Navigator is owned by Stephen P. Conway and Jerry B. Conway, both of whom are executive officers and directors of the Company and each subsidiary, as well as principal shareholders of the Company. These agreements continue until the termination of the last franchise agreement between the Company and JLI. For its services, Navigator receives an amount equal to a percentage of the annual net sales of each service center operated by a subsidiary, calculated as follows:


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

Expansion Plans

    The Company added twenty eight service centers in 1998, bringing the total number of service centers that the Company operates to one hundred twenty eight at the end of the year. The Company continues to review acquisitions that will fit into its strategic expansion plans, focusing on service centers in areas where the Jiffy Lube name is well recognized and the area has positive cash flow. The Company will continue its efforts in expanding its presence in areas where it already has a significant presence. At the end of 1998, there were several service center sites being reviewed for possible expansion, some of which are under construction at this time.

     In March 1999, the Company signed a letter of intent with Jiffy Lube International and Q Lube, Inc. to purchase seventy one service centers. Eighteen of the service centers are currently Q Lube service centers and are located in areas currently operated by the Company. The remaining fifty three are a combination of Jiffy Lube and Q Lube Service centers located in the Atlanta, Georgia DMA. It is anticipated that the Company will acquire these service centers by the end of April 1999.

Competition

     The quick oil change and lubrication industry is highly competitive with respect to the service location, product type, customer service, and price. The Company's service centers compete in their local markets with the "installed market" consisting of service stations, automobile dealers, independent operators and franchisees of automotive lubrication service centers, some of which operate multiple units offering nationally advertised lubrication pro-ducts such as Quaker State and Valvoline motor oil. Some of the Company's competitors are larger and have been in existence for a longer period than the Company. However, the Company is larger than many independent operators in its markets and it believes that its size is an advantage in these markets as it affords the Company the benefits of marketing, name awareness and service as well as economies of scale for purchasing and easier access to capital for improvements.

Government Regulation and Environmental Matters

     The Company's service centers store new oil and generate and handle large quantities of used automotive oils and fluids. Accordingly, the Company is subject to a number of federal, state and local environmental laws governing the storage and disposal of automotive oils and fluids. Noncompliance with such laws and regulations, especially those relating to the installation and main-tenance of underground storage tanks (UST's), could result in substantial cost. As of December 31, 1998, seven of the Company's service centers had UST's on the premises. All seven locations have UST's at the requirement of local and state regulatory authorities. Those UST's in use comply with all Environmental Protection Agency regulations that became effective December 22, 1998. The Company is not aware that any leaks have occurred at any of its existing UST's.

     In addition, the Company's service centers are subject to local zoning laws and building codes which could adversely impact the Company's ability to construct new service centers or to construct service centers on a cost-effective basis.

Employees

     As of December 31, 1998, the Company employed 1,328 people, of which 1,272 were engaged in operating the Company's Jiffy Lube Service Centers and the remainder were in management, development, marketing, finance and administra-tive capacities. None of the Company's employees are represented by unions. The Company considers its employee relations to be good.

Item 2 - Properties

     Twenty three of the Company's one hundred twenty eight service centers are owned, with the balance of the service centers leased. Most of the leases are for a twenty year period with generally one to two, ten year options to renew. Twelve of the company's owned service centers are secured by a mortgage held by Enterprise Mortgage Acceptance Company, LLC ("EMAC"). Forty one of the leased service centers are secured by a leasehold mortgage held by EMAC. The Company also owns an 13,500 square foot office building in Raleigh, North Carolina which is secured by a mortgage to Centura Bank as described in the notes to the financial statements.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company has two classes of Common Stock consisting of Class A Common Stock and Class B Common Stock. The Class A stock is traded on The NASDAQ Stock Marketr SmallCaps market under the symbol LUCR. The Class B Common Stock is closely held and not traded in any public market.

     As of December 31, 1998, there were 655 holders of record of the Class A Common Stock and two record holders of the Class B Common Stock. No cash dividends have ever been paid on either class of the Company's Common Stock.

     The following table shows high and low sales prices for the Class A Common Stock of Lucor as reported on the NASDAQ - SmallCaps market.

                                1998                       1997
                            Market Price                 Market Price
 Quarter Ended             High      Low              High        Low
-----------------         -------  --------          --------  ---------

March 31                  $ 5.00    $ 2.50            $ 7.00     $ 6.00
June 30                   $ 6.88    $ 3.88            $ 5.50     $ 4.00
September 30              $ 6.75    $ 4.75            $ 5.25     $ 4.25
December 31               $ 6.00    $ 4.00            $ 4.25     $ 2.75

Item 6 - Selected Financial Data

     The selected consolidated financial data of the Company set forth on the following page are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this 10-K Report. The income statement data for each of the years in the five year period ended December 31 and the Balance Sheet data as of December 31, 1994, 1995, 1996, 1997, and 1998 are derived from audited Consolidated Financial Statements.


                                      LUCOR, INC.
                      Five Year Summary of Selected Financial Data

                                  1998         1997        1996        1995        1994
                              ----------- ----------- ----------- ----------- -----------
Income Statement Data:
  Net sales                   $55,307,206 $42,678,313 $37,772,799 $28,153,521 $20,566,519
  Cost of sales                12,715,861   9,979,363   8,951,465   6,748,266   4,947,670
                              ----------- ----------- ----------- ----------- -----------
  Gross profit                 42,591,345  32,698,950  28,821,334  21,405,255  15,618,849
                              ----------- ----------- ----------- ----------- -----------
Costs and expenses:
  Direct                       20,449,478  16,494,374  14,059,886  10,020,278   6,749,017
  Operating                    10,981,273   8,923,880   7,786,260   6,053,513   4,640,848
  Depreciation, amortization    2,217,366   2,056,059   2,001,300     848,301     442,116
  Selling, general, admin.      7,388,269   5,928,152   5,455,291   3,183,110   1,951,464
  Impairment Loss
     (Sears closing)            1,383,475       -           -           -           -
                              ----------- ----------- ----------- ----------- -----------
                               42,419,861  33,402,465  29,302,737  20,105,202  13,988,997

Income (loss) from operations     171,484    (703,515)   (481,403)  1,300,053   1,629,852

Interest expense               (2,664,938) (1,480,679) (1,176,149)   (450,471)   (205,552)
Income(loss) before provision
 for income taxes and extra-
 ordinary ite                  (2,287,498) (2,122,038) (1,464,994)    921,679   1,804,405
Income (loss) before extra-
 ordinary item                 (2,114,481) (1,581,443) (1,201,988)    540,243   1,087,995
Extraordinary loss(net or tax)      -        (258,625)       -          -            -

Net income (loss)             $(2,114,481)$(1,840,068)$(1,201,988)$   540,243 $ 1,087,995
                              ============ ========== =========== =========== ===========

Preferred dividend               (140,000)   (140,000)   (133,287)    (35,000)       -
Income (loss) before extra-
 ordinary item available
  to common shareholders      $(1,254,481)$(1,721,443)$(1,335,275)$   505,243 $ 1,087,995
                              ============ ========== =========== =========== ===========

Basic income (loss) before
 extraordinary item per
 common share                      $(0.80)     $(0.61)     $(0.54)      $0.26       $0.62

Diluted income (loss) before
 extraordinary item per
 common share                      $(0.80)     $(0.61)     $(0.54)      $0.26       $0.62

Cash dividends declared
 per share                          -0-          -0-         -0-         -0-         -0-

Weighted average common shares
   outstanding - Basic          2,824,868   2,842,367   2,451,683   1,944,618   1,757,985

Weighted average common shares
   outstanding - Dilutive       2,824,868   2,842,367   2,451,683   1,960,382   1,757,985


                                                    December 31,
                                  1998        1997       1996        1995         1994
                              ----------- ----------- ----------- ----------- -----------
Balance Sheet Data:
  Cash and other short-term
   assets                     $ 6,947,635 $ 6,614,374 $ 5,213,281 $ 4,143,399 $ 2,967,892
  Property and equipment, net  23,292,926  21,839,319  22,506,488  14,246,603   3,140,443
  Other assets, net            16,038,927   4,766,587   4,907,840   3,288,044   1,140,210
                              ----------- ----------- ----------- ----------- -----------
Total assets                  $46,279,488 $33,220,280 $32,627,609 $21,678,046 $ 7,248,545
                              =========== =========== =========== =========== ===========

Short-term obligations/debt     6,984,231   4,757,756   5,335,200   3,266,336   2,273,300
Long-term liabilities          32,167,303  18,855,114  16,304,431  12,198,958   1,256,886
Preferred stock, redeemable     2,000,000   2,000,000   2,000,000   2,000,000       -
Stockholders' equity            5,127,954   7,607,410   8,987,978   4,212,752   3,718,359


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Introduction

     The Company is engaged through its subsidiaries in the automotive fast oil change, fluid maintenance lubrication, and general preventative maintenance service business at one hundred twenty eight service centers located in seven states. Twenty seven service centers are located in the Raleigh-Durham area of North Carolina, twenty two in the Cincinnati Ohio area (which includes northern Kentucky), twenty in the Pittsburgh, Pennsylvania area, fifteen in the Dayton, Ohio area, five in the Toledo, Ohio area, eleven in the Nashville, Tennessee area, seven in the Lansing, Michigan area, and twenty one in the Richmond-Tidewater, Virginia area. Starting in early 1995, the Company embarked on a plan of expansion, involving acquisition of facilities in new markets as well as construction of new sites in current markets.

     In July 1995 Citicorp Leasing, Inc. agreed to lend $18.0 million to the Company to refinance existing debt, fund the acquisition of new service center sites, and to provide capital for the acquisition of additional service centers in the Raleigh-Durham, Cincinnati, and Pittsburgh areas (See Lucor, Inc. 10-K for the year ended December 31, 1995). During 1995, the Company acquired fifteen centers by purchase and developed nine other centers, ending the year with sixty operating locations. During 1996, the Company acquired substan-tially all the assets of Quick Lube, Inc., which included six Jiffy Lube service centers in the Lansing, Michigan area. In addition, site development continued in its existing markets, adding four centers in Cincinnati, six in Dayton, three in Nashville, six in North Carolina, and nine in Pittsburgh. During 1997, the Company added six service centers. One center was acquired in Lansing, Michigan, a Sears center in Cincinnati, Ohio, one service center in Dayton, Ohio, one service center in Nashville, Tennessee, and one service center in Pittsburgh, Pennsylvania. At the end of 1997, the Company had one hundred service centers in operation.

     In 1998, the Company built one service center in Pittsburgh and one in Nashville. In addition, it acquired three service centers from independent owners, one in Cincinnati and two in Nashville, that were not Jiffy Lube ser-vice centers. These service centers have been converted to Jiffy Lube service centers. On April 1, 1998, the Company acquired substantially all of the assets of Tidewater Lube Ventures, Inc. ("TLV") and Lube Ventures East, Inc. ("LVE") which added twenty three Jiffy Lube service centers; nine in the Richmond, Virginia area, twelve in the Tidewater, Virginia area, and two in eastern North Carolina. At the end of 1998, the Company had one hundred twenty eight Jiffy Lube service centers in operation.

     On December 31, 1997, the Company refinanced its existing debt with Citicorp Leasing, Inc. through EMAC, resulting in a new debt of $17,949,000. The Company refinanced its debt to position itself for further expansion. In February and March, 1998, the Company borrowed an additional $15,061,000 to finance the purchase of the twenty three stores from TLV and LVE as noted above.

     The revenue and profits generated by the service centers located in Sears Auto Centers continued to be disappointing in 1998. A review of the cash flow generated by the service centers shows that all but four of the service centers had negative cash flows. The Company anticipates closing many of these service centers located in Sears auto centers and as a result, based on FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", has taken a charge of $1,383,475 in the fourth quarter. The Company closed four of these service centers on January 31, 1999.

Results of Operations

     The Company's primary indicator of business activity is revenue generated. Costs are measured as a percentage of net sales. Cost of sales and direct costs (which includes labor at the retail level and other volume-related operating costs) can be expected to vary approximately in line with sales volumes. Operating costs include store occupancy costs, insurance, royalties paid to the franchisor, management fees and other lesser categories of expenses. Store occupancy costs can be expected to vary, either with periodic, contractual rent increases at leased locations or as a function of sales for those leases which have a sales based rent schedule. Real estate taxes are subject to periodic adjustments. Royalty fees paid to the franchisor are 4% of sales and manage-ment fees are paid at rates described above (see Management Services Agreement). The Company's service centers are open six days per week and aver-age 306 days of operation per year.

1998 Compared to 1997

     Net sales increased by 30% from 1997 to 1998 due to the increase in base business over the previous year as well as the impact of new service centers which were opened and acquired during 1998 as indicated on the following table:

                                             1998               1997
                                          ------------    ------------

Same stores                      3%       $ 43,974,140    $ 42,678,313

New Stores                                  11,333,066               0
                                          ------------    ------------
Total new sales change          30%       $ 55,307,206    $ 42,678,313
                                          ============    ============

     The Company's average daily sales per service center increased by 15% when comparing 1998 with 1997. There were two changes in 1998 that had major impacts on the daily sales per service center. One, the acquisition of TLV and LVE increased the sales per service center per day by 8.5%. Two, the Company changed its policy on store openings to close all of its stores on Sunday except for the service centers located in Sears auto centers. Sales on Sundays are much less than sales on other days of the week thus boosting the sales per day. The impact of closing on Sunday cannot be quantified since it is believed that many customers are going to the Company's service centers on other days of the week.

     Cost of sales, which represents the direct cost of material sold to the customer (oil, filters, lubricants, wiper blades, additives, etc.) decreased as a percent of sales from 23.4% to 23.0%. This improvement has been generated from higher rebates obtained from our major suppliers. A small decrease in the cost of sales can be traced to a price increase implemented November 1, 1998 in most of our markets increasing the signature service by $1.00 and smaller increases in other ancillary items.

     Direct operating costs increased by $3,955,104 or 24% in 1998 as compared to 1997. This increase is less than our sales increase reflecting lower cost per revenue dollar generated. These costs consist primarily of direct labor and associated labor benefits costs and supplies expended at each location to run the service center. As a percent of sales these costs decreased from 38.6% in 1997 to 37.0% in 1998. The majority of the decreased percentage cost of sales relates to decreased labor costs as a percent of sales. Efforts were made by the Company in 1998 to control labor costs which has resulted in the lower labor costs. Higher revenue per service center per day has also decreased these costs as a percent of sales due to the fixed labor requirement to operate a service center. In addition, with the closure on Sunday, less hourly labor is required.

     Operating costs increased by $2,057,393 or 23.1% in 1998 as compared to 1997. This increase is less than the sales increase. As a percent of sales, operating costs decreased from 20.9% of sales in 1997 to 19.9% of sales in 1998. Operating costs consist primarily of facility related costs such as rents, real estate and personal property taxes plus royalties paid to JLI as part of the franchise agreement and management fees paid to Navigator Manage-ment, Inc. Since some of these costs are fixed (mainly rent), the cost per sales dollar decreases as the sales per day increases. In addition, the Com-pany has contracted with companies to receive payment for waste oil removed from its facilities.

     Depreciation and amortization costs increased by $161,307. This small increase in depreciation and amortization reflects the declining depreciation on assets acquired prior to 1997, since they are being depreciated on an accelerated basis, offset by the increased depreciation and amortization on assets acquired in 1998, primarily those of TLV and LVE.

     Selling, general, and administrative (SGA) costs increased by $1,460,117 or in 1998 as compared to 1997. As a percent of sales, SGA costs decreased by 0.5%. The increase in these costs reflect additional costs required due to the acquisition of additional service centers and the required costs associated with their administration and marketing.

     The Company recorded an impairment loss of $1,383,475 reflecting the write down of assets at 12 of its 16 service centers located at Sears auto centers. These service centers had negative cash flow in 1998. The Company closed four of these service centers on January 31, 1999.

     Interest expense increased by $1,184,259 reflecting the increased debt acquired due to the acquisition as noted above.

     Other income increased by $143,800 in 1998 compared to 1997. Other income increased due to an agreement with a major vending machine operator to supply drink machines in its stores for a commission. In addition, interest income increased slightly due to more funds being available for investing.

     Income tax benefit represented 7.6% of net income. The benefit is lower than the statutory rate due to the establishment of a valuation allowance necessary to offset certain deferred tax assets which management believes may not be recoverable in the future. The Company has substantial net loss carry-forwards which can be used to offset future taxable income. No deferred tax asset was recorded.

     Dividends on Series A redeemable preferred stock were $140,000 in 1998.

1997 Compared to 1996

     Net sales increased by 13% from 1996 to 1997 due to the increase in base business over the previous year as well as the impact of new service centers which were opened during 1997 as indicated on the following table:

                                                     1997          1996
                                                ------------   -------------

Same stores                     10%             $ 41,444,735    $ 37,772,799

New Stores                                         1,233,578               0
                                                ------------    ------------
Total new sales change          13%             $ 42,678,313    $ 37,772,799
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

     Income tax benefit represented 25.5% of net income. The benefit is lower than the statutory rate due to minimum state income taxes that are due, plus non deductible reduction of management fees.

     Dividends on Series A redeemable preferred stock were $140,000 in 1997.

Liquidity and Capital Resources

     As of December 31, 1998, the Company had cash and short term assets of $6,947,635 and short term obligations (including the current portion of long term debt) of $6,984,231 for net working capital of ($36,596). Cash provided by operations amounted to $2,635,958. Net cash used in investing activities was $16,775,636. These funds were mainly spent on the addition of service centers and the acquisition of TLV and LVE as noted elsewhere in this 10-K.

     In February of 1998, the Company borrowed additional funds through an agreement with Enterprise Mortgage Acceptance Company, LLC ("EMAC") totaling $1,787,000. This loan carries an interest rate of approximately 8.54% and is amortized over a 15 year period. The first three month's payments are interest only. In March of 1998, the Company borrowed an additional $13,274,000 through an agreement with EMAC. This loan carries an interest rate of approximately 8.56% and is amortized over a 15 year period. Most of these funds were applied towards the purchase price of the twenty three Jiffy Lube service centers referenced above.

     As of December 31, 1997, the Company had cash and short term assets of $6,614,374 and short term obligations (including the current portion of long term debt) of $4,757,756 for net working capital of $ 1,856,618. Cash provided by operations amounted to $777,239. Net cash used in investing activities was $957,872. These funds were mainly spent on the addition of service centers.

     On December 31, 1997, the Company refinanced its loan with Citicorp Leasing, Inc. by obtaining a series of loans totaling $17,949,000 from EMAC. These new loans carry a fixed interest rate of 8.74% and are payable as interest only for the first three months. Loans with underlying collateral of fee simple properties are amortized in equal installments over twenty five years, all other loans are amortized over fifteen years. The total amount amor-tized over twenty five years is $10,871,000, the remaining $7,078,000 is amor-tized over fifteen years. The Company refinanced its loans with Citicorp due to a willingness of EMAC to finance future expansion plans, and has obtained such additional financing from EMAC since December 31, 1997. Additional funds were obtained from a minority shareholder and Pennzoil Products Company total-ing $650,000.

     CFA Management, Inc. ("CFA") elected to reduce its management fees to the Company by $338,000 for 1997. CFA made this reduction as a demonstration of CFA's confidence in the future of the Company during its historic expansion period. The Company originally treated these decreases in fees as a reduction in operating expense. However, following discussions with the Securities and Exchange Commission (SEC), the Company decided to account for the reduction of management fees as a capital contribution.

     Based on the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available facilities will be sufficient to enable the Company to meet its anticipated cash requirements for the next 12 months, including for debt service. In addition, the Company believes that it will be able to obtain additional fin-ancing through its lender to facilitate expansion plans over the next three to five years. The Company is currently negotiating with its lender to obtain additional financing to acquire additional service centers as previously noted. If the Company is unable to satisfy its cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying cap-ital expenditures and expansion plans, restructuring indebtedness, or selling assets. The Company contemplates the sale of additional equity instruments over the next twelve months. There can be no assurance that there will be a market for the Company's equity instruments at a price that the Company deems sufficient. The sale of additional equity could result in additional dilution to the Company's stockholders.

Forward Looking Statements

     Certain statements in this Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: competition, success of operating initiative, advertising and promotional efforts, adverse publicity, acceptance of new product offerings, availability, locations and terms of sites for store development, changes in business strategy or development plan, availability and terms of capital, labor and employee benefit costs, changes in government regulation, regional weather con-ditions, and other factors specifically referred to in this 10-K.


Year 2000

     The Company has reviewed the potential impact, if any, on its operations
as a result of the year 2000.   Substantially all of its systems are believed
to be year 2000 compliant with the exception of its point of sale systems (POS) used in its service centers. The Company has a plan in place to replace the POS systems by September 30, 1999. It has already begun implementing this plan and it believes that it will be completed on schedule. A contingency plan is available, in case of any major problems with the implementation. The Company can upgrade its current system to be year 2000 compliant by software available from the supplier of its current POS. The financial impact on the Company is not substantial and many of the costs would have been incurred due to the replacement of aging POS systems in its service centers. The Company has also reviewed the compliance of its major suppliers who have reported that they do not anticipate any problems being ready for the year 2000.

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                                          Page

Consolidated Financial Statements:

  Independent Auditors' Report                                              18


  Consolidated Balance Sheets as of December 31, 1998 and 1997              19

  Consolidated Statements of Loss for the years ended
    December 31, 1998, 1997 and 1996                                        20

  Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1998, 1997 and 1996                                 21

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996                                  22

   Notes to Consolidated Financial Statements                               24

Financial Statement Schedule:

  All schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                          LUCOR, INC. AND SUBSIDIARIES
                       Consolidated Financial Statements
                           December 31, 1998 and 1997

                  (With Independent Auditors' Report Thereon)

                         Independent Auditors' Report


To the Board of Directors and Stockholders
Lucor, Inc. and Subsidiaries
Raleigh, North Carolina


We have audited the accompanying consolidated balance sheets of Lucor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                              /s/ KPMG LLP

                                                              KPMG LLP

Raleigh, North Carolina
March 20, 1999


                                    LUCOR, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                     December 31, 1998 and 1997

                     Assets                                                 1998         1997
                     ------                                            ------------- ------------
Current assets:
  Cash and cash equivalents (note 14)                                  $  3,269,859    1,548,418
  Accounts receivable, trade, net of allowance for doubtful
   accounts of $60,935 and $41,500 at December 31, 1998 and
    1997, respectively                                                      356,134      293,364
  Accounts receivable, other                                                448,606    1,974,445
  Income tax receivable                                                      40,241      466,523
  Inventories, net of obsolescence reserves of $47,932 and $-0-
   at December 31, 1998 and 1997, respectively                            2,401,953    2,138,180
  Prepaid expenses                                                          430,842      193,444
                                                                       ------------- ------------
       Total current assets                                               6,947,635    6,614,374
                                                                       ------------- ------------
Property and equipment, net of accumulated
 depreciation (notes 3 and 6)                                            23,292,926   21,839,319
                                                                       ------------- ------------
Other assets:
  Franchise and operating rights, net of accumulated amortization
   of $215,025 at December 31, 1998 (note 7)                              8,672,665        -
  Goodwill, net of accumulated amortization of $420,856 and $292,431
   at December 31, 1998 and 1997, respectively                            4,118,558    2,643,435
  Leasehold, license, application, area development, loan acquisition, and non-compete agreements, net of accumulated amortization of $997,298 and $811,982 at December 31, 1998 and 1997,
   respectively                                                           3,156,011    2,036,096
  Deposits and pre-opening costs, net of accumulated
   amortization of $3,951 and $2,315 at December 31, 1998
   and 1997, respectively                                                    91,693       87,056
                                                                       ------------- ------------
                                                                         16,038,927    4,766,587
                                                                       ------------- ------------
                                                                       $ 46,279,488   33,220,280
                                                                       ============= ============
               Liabilities and Stockholders' Equity
               ------------------------------------
Current liabilities:
  Current portion of long-term debt (note 6)                              1,675,548      305,578
  Current portion of capital lease (note 8)                                  23,631       25,478
  Accounts payable                                                        2,501,057    2,499,432
  Accrued expenses:
   Payroll                                                                  690,279      701,279
   Management fees                                                          444,450      307,215
   Property taxes                                                           389,752      319,298
   Other                                                                  1,224,514      564,476
   Preferred dividend                                                        35,000       35,000
                                                                       ------------- ------------
       Total current liabilities                                          6,984,231    4,757,756
                                                                       ------------- ------------

Long-term debt, net of current portion (note 6)                          32,112,596   18,642,480
Deferred gain (note 8)                                                       54,707        -
Capital lease, net of current portion (note 8)                                -           23,634
Deferred taxes  (note 4)                                                      -          189,000
                                                                       ------------- ------------
       Total long-term liabilities                                       32,167,303   18,855,114

Series A redeemable preferred stock (note 10)                             2,000,000    2,000,000
Stockholders' equity (notes 9, 10, 11 and 12):
  Preferred stock, $.02 par value, ($.10
   liquidation preference), authorized 5,000,000
   shares, issued and outstanding, none                                        -            -
  Common stock, Class "A", $.02 par value,
   5,000,000 shares authorized, 2,316,133 and 2,145,733
   shares issued and outstanding at December 31, 1998
   and 1997, respectively                                                    46,322       42,914
  Common stock, Class "B", $.02 par value,
   2,500,000 shares authorized, 502,155 and 702,155 shares issued
   and outstanding at December 31, 1998 and 1997                             10,043       14,043
  Additional paid-in capital                                              9,375,259    9,599,642
  Treasury stock at cost (760 shares at December 31, 1998 a                  (3,437)      (3,437)
  Accumulated deficit                                                    (4,300,233)  (2,045,752)
                                                                       ------------- ------------
       Total stockholders' equity                                         5,127,954    7,607,410
                                                                       ------------- ------------
Commitments and contingencies (notes 7 and 8)
                                                                       $ 46,279,488   33,220,280
                                                                       ============= ============
See accompanying notes to consolidated financial statements.



                               LUCOR, INC. AND SUBSIDIARIES
                             Consolidated Statements of Loss
                        Years ended December 31, 1998, 1997 and 1996


                                                     1998          1997          1996
                                                     ----          ----          ----
Net sales                                        $ 55,307,206    42,678,313    37,772,799
Cost of sales (note 5)                             12,715,861     9,979,363     8,951,465
                                                 -------------  ------------  ------------
       Gross profit                                42,591,345    32,698,950    28,821,334
                                                 -------------  ------------  ------------
Costs and expenses:
  Direct                                           20,449,478    16,494,374    14,059,886
  Operating (note 5)                               10,981,273     8,923,880     7,786,260
  Depreciation and amortization                     2,217,366     2,056,059     2,001,300
  Selling, general and administrative               7,388,269     5,928,152     5,455,291
  Impairment loss - Sears assets (note 13)          1,383,475         -             -
                                                 -------------  ------------  ------------
                                                   42,419,861    33,402,465    29,302,737
                                                 -------------  ------------  ------------
       Income (loss) from operations                  171,484      (703,515)     (481,403)
                                                 -------------  ------------  ------------
Interest expense                                   (2,664,938)   (1,480,679)   (1,176,149)
Other income                                          205,956        62,156       192,558
                                                 -------------  ------------  ------------
                                                   (2,458,982)   (1,418,523)     (983,591)
                                                 -------------  ------------  ------------
       Loss before provision for income taxes
        and extraordinary item                     (2,287,498)   (2,122,038)   (1,464,994)

Income tax benefit  (note 4)                          173,017       540,595       263,006
                                                 -------------  ------------  ------------
       Loss before extraordinary item              (2,114,481)   (1,581,443)   (1,201,988)

Extraordinary item - loss on extinguishment
 of debt, net of income tax benefit of
 $133,000 (note 6)                                      -          (258,625)         -
                                                 -------------  ------------  ------------
       Net loss                                  $ (2,114,481)   (1,840,068)   (1,201,988)
                                                 =============  ============  ============
       Loss before extraordinary item              (2,114,481)   (1,581,443)   (1,201,988)

Preferred dividend                                   (140,000)     (140,000)     (133,287)
                                                 -------------  ------------  ------------
       Loss before  extraordinary item available
        to common shareholders                   $ (2,254,481)   (1,721,443)   (1,335,275)
                                                 =============  ============  ============
Basic and diluted loss per common share:
 Loss before extraordinary item available to
  common shareholders                                   (0.80)        (0.61)        (0.54)
 Extraordinary item                                     -             (0.09)        -
                                                 -------------  ------------  ------------
 Net loss per common share available to
  common shareholders                            $      (0.80)        (0.70)        (0.54)
                                                 =============  ============  ============
Weighted average common shares outstanding:
 Basic and dilutive                                 2,824,868     2,842,367     2,451,683
                                                 =============  ============  ============
See accompanying notes to consolidated financial statements.



                                            LUCOR, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity
                                   Years ended December 31, 1998, 1997 and 1996


                                            Preferred Stock                    Common Stock
                                        -----------------------  ------------------------------------
                                                                     Number of Shares                    Additional
                                          Number                 ------------------------                 paid-in
                                         of shares    Par value   Class "A"    Class "B"   Par value      capital
                                         ----------------------  ----------   ----------  -----------   ------------
Balance at December 31, 1995                  -    $              1,243,256     702,155   $   38,907     2,904,254
Stock issued for directors' fees (note 12)    -          -            1,000        -              20         7,480
Exercise of stock options (note 12)           -          -            2,000        -              40        10,460
Sale of stock to directors (note 9)           -          -           55,000        -           1,100       342,650
Sale of stock to Pennzoil (note 9)            -          -          759,477        -          15,190     4,986,998
Repurchase of shares (note 9)                 -          -             -           -            -             -
Purchase of Lansing units (notes 7 and 9)     -          -           39,000        -             780       249,220
Capital contribution (note 5)                 -          -             -           -            -          500,000
Net loss                                      -          -             -           -            -             -
Preferred dividend (note 10)                  -          -             -           -            -             -
                                          -------- ------------  ----------    ---------  -----------   -----------
Balance at December 31, 1996                  -          -        2,099,733     702,155       56,037     9,001,062
Stock issued for directors' fees (note 12)    -          -            1,000        -              20         2,730
Sale of stock to directors (note 9)           -          -           45,000        -             900       257,850
Capital contribution (note 5)                 -          -             -           -            -          338,000
Net loss                                      -          -             -           -            -             -
Preferred dividend (note 10)                  -          -             -           -            -             -
                                          -------- ------------  ----------    ---------  -----------   -----------
Balance at December 31, 1997                  -          -        2,145,733     702,155       56,957     9,599,642
Repurchase of shares (note 9)                 -          -          (39,000)       -            (780)     (274,220)
Exchange of shares (note 9)                   -          -          200,000    (200,000)        -             -
Stock issued for employee bonuses
 and directors' fees (note 12)                -          -            9,400        -             188        49,837
Net loss                                      -          -             -           -            -             -
Preferred dividend (note 10)                  -          -             -           -            -             -
                                          -------- ------------  ----------    ---------  -----------   -----------
Balance at December 31, 1998                  -    $     -        2,316,133     502,155   $   56,365     9,375,259
                                          ======== ============  ==========    =========  ===========   ===========

                                                   Treasury Stock
                                               -----------------------       Retained
                                                Number                      earnings
                                               of shares        Cost        (deficit)
                                               ---------     ---------     ------------
Balance at December 31, 1995                       -              -          1,269,591
Stock issued for directors' fees (note 12)         -              -              -
Exercise of stock options (note 12)                -              -              -
Sale of stock to directors (note 9)                -              -              -
Sale of stock to Pennzoil (note 9)                 -              -              -
Repurchase of shares (note 9)                     760          (3,437)           -
Purchase of Lansing units (notes 7 and 9)          -              -              -
Capital contribution (note 5)                      -              -              -
Net loss                                           -              -         (1,201,988)
Preferred dividend (note 10)                       -              -           (133,287)
                                                ------       ---------      -----------
Balance at December 31, 1996                      760          (3,437)         (65,684)
Stock issued for directors' fees (note 12)         -              -              -
Sale of stock to directors (note 9)                -              -              -
Capital contribution (note 5)                      -              -              -
Net loss                                           -              -         (1,840,068)
Preferred dividend (note 10)                       -              -           (140,000)
                                                ------       ---------      -----------
Balance at December 31, 1997                      760          (3,437)      (2,045,752)
Repurchase of shares (note 9)                      -              -              -
Exchange of shares (note 9)                        -              -              -
Stock issued for employee bonuses                  -              -              -
 and directors' fees (note 12)                     -              -              -
Net loss                                           -              -         (2,114,481)
Preferred dividend (note 10)                       -              -           (140,000)
                                                ------       ---------      -----------
Balance at December 31, 1998                      760          (3,437)      (4,300,233)
                                                ======       =========      ===========

See accompanying notes to consolidated financial statements.


                                          LUCOR, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                   Years ended December 31, 1998, 1997 and 1996


                                                                            1998          1997          1996
                                                                       -------------  ------------  ------------
Cash flows from operations:
  Net loss                                                             $ (2,114,481)   (1,840,068)   (1,201,988)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Gain on sale of property and equipment                                     (229)       (1,200)      (47,942)
    Depreciation of property and equipment                                1,410,487     1,272,583     1,149,028
    Amortization of intangible assets and pre-operating costs               806,879       783,476       852,272
    Loss on impaired assets                                               1,383,475         -             -
    Write-off of loan origination costs                                       -           391,625         -
    Stock issued as employee bonuses and
     directors' fees                                                         50,025         2,750         7,500
    Management fee recorded as contributed capital                            -           338,000       500,000
    Changes in assets and liabilities excluding effects of acquisition:
     Increase in accounts receivable, trade                                  (1,577)      (59,811)     (103,013)
     Decrease (increase) in accounts receivable, other                     (359,863)      168,858      (156,639)
     Decrease (increase) in inventories                                     181,503      (305,522)     (623,924)
     Decrease (increase) prepaid expenses                                  (193,895)       87,244       (70,585)
     Decrease (increase)  in income tax receivable                          426,282        89,841      (325,356)
     Increase in accounts payable and accrued
       expenses                                                             858,352        84,057     1,404,428
     Decrease (increase) in deferred tax liability                          189,000      (234,594)      293,357
                                                                       -------------  ------------  ------------
       Net cash provided by operating activities                          2,635,958       777,239     1,677,138
                                                                       -------------  ------------  ------------
Cash flows from investing activities:
  Purchase of property and equipment                                     (3,231,300)   (3,101,160)   (9,166,303)
  Acquisition of additional service centers and related assets          (14,100,861)      (45,000)   (1,548,191)
  Acquisition of area development agreement
   and other intangible assets                                             (303,881)     (140,817)     (333,556)
  Decrease (increase) in deposits                                            (6,423)       22,405       (19,649)
  Pre-opening costs                                                         (66,840)     (197,737)     (696,422)
  Proceeds from sale of property and equipment                              988,376     2,504,437       173,950
  Deferred gain                                                             (54,707)        -             -
                                                                       -------------  ------------  ------------
       Net cash used in investing activities                            (16,775,636)     (957,872)  (11,590,171)
                                                                       -------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from the exercise of stock options                                 -             -            10,500
  Repurchase of common stock                                               (275,000)        -            (3,437)
  Proceeds from issuance of common stock                                      -           258,750     5,345,938
  Loan origination costs                                                   (424,188)     (680,190)        -
  Dividend paid                                                            (140,000)     (140,000)     (133,287)
  Repayments of capital lease                                               (25,481)      (22,662)       (3,526)
  Proceeds from borrowings                                               17,320,557    16,713,298     4,719,981
  Repayments of debt                                                       (594,769)  (16,452,562)     (315,203)
                                                                       -------------  ------------  ------------
       Net cash (used in) provided by financing activities               15,861,119      (323,366)    9,620,966
                                                                       -------------  ------------  ------------
       Increase (decrease)  in cash and cash equivalents                  1,721,441      (503,999)     (292,067)

Cash and cash equivalents at beginning of year                            1,548,418     2,052,417     2,344,484
                                                                       -------------  ------------  ------------
Cash and cash equivalents at end of year                               $  3,269,859     1,548,418     2,052,417
                                                                       =============  ============  ============


                                        LUCOR, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                 Years ended December 31, 1998, 1997 and 1996


                                                                           1998           1997          1996
                                                                       ------------    -----------   -----------
Supplementary disclosures:
 Interest paid, net of amounts capitalized                             $ 2,430,559      1,480,679     1,052,041
                                                                       ============    ===========   ===========
 Income tax paid                                                       $    17,500         41,031        23,425
                                                                       ============    ===========   ===========
Acquisition of units:
  Accounts receivable acquired                                              61,193          -             -
  Inventory acquired                                                       445,276          -            82,432
  Prepaid expenses acquired                                                 43,503          -             -
  Franchise and operating rights acquired                                8,887,690          -             -
  Leasehold rights and franchise fees acquired                             872,269          -             -
  Fair value of other assets acquired,
   principally property and equipment                                    2,188,499          7,490       293,318
  Value of stock issued                                                      -              -          (250,000)
  Goodwill                                                               1,603,548         37,510     1,422,441
  Expenses                                                                  (1,117)         -             -
                                                                       ------------    -----------   -----------
  Cash paid, net of cash acquired                                      $14,100,861         45,000     1,548,191
                                                                       ============    ===========   ===========

Supplementary schedule of non-cash financing
 and investing activities:
  Unreleased proceeds from borrowings, included
   in accounts receivable, other                                       $     -          1,885,702         -
                                                                       ============    ===========   ===========
  Capital lease                                                        $     -              -            75,300
                                                                       ============    ===========   ===========
During 1998, the Company transferred $324,410 from property and equipment into various asset accounts.


See accompanying notes to consolidated financial statements.


                          LUCOR, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997


(1)   Nature of Business

Lucor, Inc. (the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube". As of December 31, 1998, the Company operated one hundred twenty-eight service centers in seven states, including twenty-seven service centers in the Raleigh-Durham, North Carolina DMA (Geographic Designated Market Area defined in the Arbitron Ratings Guide for television markets), twenty-two service centers in the Cincinnati, Ohio DMA (which includes northern Kentucky), twenty service centers in the Pittsburgh, Pennsylvania DMA, fifteen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eleven service centers in the Nashville, Tennessee area, seven service centers in the Lansing, Michigan area and twenty-one service centers in the Richmond and Tidewater, Virginia DMA. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except for Lansing) and franchise agreements with JLI. These franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the fifteenth of the following month, a practice followed by the Company. The Company purchases, leases as well as constructs these service centers. The Company operated one hundred and ninety-four service centers at December 31, 1997 and 1996, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. The Company changed its method of depreciation for equipment, signs, furniture and fixtures and point of sales systems from the double declining balance method to the straight-line method for assets purchased since 1996. In addition, during 1996 the Company changed the life over which equipment purchased since 1996 is depreciated from five years to a ten year depreciable life. Management made these changes to reflect more closely the life of the assets and their depreciating value over the periods. The change in the method and lives of depreciating equipment increased net income by $463,389 in 1996. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful lives of the related assets. No interest was capitalized in 1997 and 1998.

Intangible Assets

The Company evaluates, when circumstances warrant, the recoverability of its goodwill on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans.

The costs related to franchise and operating rights, goodwill, license fees and acquisition/application fees are capitalized based on fair market values and amortized over the related franchise terms.

The costs related to area development and non-compete agreements are capitalized and amortized over the related agreement term.

The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt.

Amortization of other assets is being computed using the straight-line method over the following lives:

                                                        Lives
                                                       (Years)
                                                     --------------
                Franchise and operating rights       31
                Goodwill                             15, 20 and 40
                License fees                         10, 15 and 20
                Area development agreement           4.5, 10 and 13
                Acquisition/Application fees         20 and 40
                Loan acquisition costs               15 and 25
                Non-compete agreements               2, 5 and 10
                Pre-opening costs                    0.5
                Legal costs                          12

Useful lives of pre-opening costs incurred subsequent to January 1, 1996 were shortened from two years to six months, resulting in additional amortization expense during the year ended December 31, 1996 of $358,262.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising

The Company expenses the cost of advertising as incurred.

Basic and Diluted Loss Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which establishes new standards for computing and presenting basic and diluted earnings per share. As required by SFAS No. 128, the Company adopted the provisions of the new standard with retroactive effect beginning in 1997. Accordingly, all net loss per common share amounts for all prior periods have been restated to comply with SFAS No. 128.

The basic loss per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted loss per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only dilutive potential common stock outstanding. The amounts of loss used in the calculations of diluted and basic loss per common share were the same for all the years presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended December 31, 1998, 1997 and 1996, as common equivalent shares from stock options of 423,750 and stock warrants of 130,000 would have an antidilutive effect.

Stock Options

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation. As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in note 12.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Reclassifications

Certain accounts included in the 1997 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications have no effect on net loss or stockholders' equity as previously reported.

(3)	Property and Equipment

Major classifications of property and equipment together with their estimated useful lives are summarized below:

                                                                      Lives
                                         1998            1997        (years)
                                    -------------   ------------  -----------
Land                                $   3,661,366      3,829,760          N/A
Buildings                              11,442,106     11,289,116         31.5
Point of sale systems and computer
 hardware                                 542,766        364,930      5 and 7
Equipment                               7,177,924      6,124,165     5 and 10
Furniture and fixtures                    555,172        378,699            7
Signs                                     771,127        594,626            7
Transportation Equipment                  408,008        322,471            5
Leashold improvement                    3,722,106      2,937,620      31.5 or
                                                                   lease term
Software                                   75,300         75,300   Lease term
Construction in progress,
 including related land                   583,763        395,062          N/A
                                    --------------    -----------
                                       28,939,638     26,311,749
Accumulated depreciation               (5,646,712)    (4,472,430)
                                    --------------    -----------
                                    $  23,292,926     21,839,319
                                    ==============    ===========

 (4)	Income Taxes

The components of income tax expense (benefit) attributable to loss before income taxes and extraordinary item for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                          1998               1997                 1996
                    --------------       ------------         ------------
  Current:
   Federal          $       -               (439,000)            (556,364)
   State                   15,983              -                    -
                    --------------       ------------         ------------
                           15,983           (439,000)            (556,364)
                    --------------       ------------         ------------
  Deferred:
   Federal               (305,000)          (183,507)             230,466
   State                  116,000             81,912               62,892
                    --------------       ------------         ------------
                         (189,000)          (101,595)             293,358
                    --------------       ------------         ------------
  Total             $    (173,017)          (540,595)            (263,006)
                    ==============       ============         ============

The components of deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997 are as follows:

                                                 1998         1997
                                            ------------  -------------
  Deferred tax assets:
   Reserves                                 $    571,000         -
   Allowance for doubtful receivable              24,000        16,000
   State net economic loss carryforwards         475,000       389,000
   Federal net operating loss carryforward     1,712,000       966,000
   Tax credit carryforward                        56,000        62,000
                                            -------------  ------------
      Total gross deferred tax assets          2,838,000     1,433,000
   Less valuation allowance                     (971,000)     (307,000)
                                            -------------  ------------
      Net deferred tax assets                  1,867,000     1,126,000
                                            -------------  ------------
  Deferred tax liabilities:
   Depreciation                               (1,867,000)   (1,315,000)
                                            -------------  ------------
      Total gross deferred tax liabilities    (1,867,000)   (1,315,000)
                                            -------------  ------------
      Net deferred tax liability            $      -          (189,000)
                                            =============  ============


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

At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $5,037,000 which are available to offset future federal taxable income, if any, through 2018. In addition, the Company has alternative minimum tax credit carryforwards of $56,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The reasons for the difference between actual income tax benefit attributable to loss before extraordinary item for the years ended December 31, 1998, 1997 and 1996 and the amount computed by applying the statutory federal income tax rate to loss before income taxes are as follows:


                                1998                 1997                  1996
                        ------------------- --------------------- ----------------------
                                     % of                  % of                   % of
                                    pretax                pretax                 pretax
                          Amount     loss      Amount      loss       Amount      loss
                       ----------- -------   ----------- ---------  ------------ -------
 Income tax benefit
  at statutory rate    $  777,749    34.0%   $   721,493    34.0%   $   498,098    34.0%
 State income
  taxes, net of
  federal income
  tax benefit             (87,109)   (3.8)       (54,062)   (2.5)       (41,509)   (2.8)
 Increase in
  valuation
  allowance              (500,000)  (21.9)          -         -             -        -
 Nondeductible
  management fee            -         -         (114,920)   (5.4)      (170,000)  (11.6)
 Other, net               (17,623)   (0.8)       (11,916)   (0.6)       (23,583)   (1.6)
                       ----------- -------   ----------- ---------  ------------ -------
 Income tax benefit    $  173,017     7.6%   $   540,595    25.5%   $   263,006    18.0%
                       =========== =======   =========== =========  ============ =======


(5)	Related Party Transactions

Prior to 1998, the Company, through its subsidiaries, entered into management agreements with CFA Management, Inc. ("CFA") which was owned by certain stockholders of the Company, to operate, manage and maintain the subsidiaries' service centers. On December 1, 1997, CFA assigned its management agreement with the Company to Navigator Management, Inc, which is owned by certain stockholders of the Company. These management agreements expire on various dates through 2002 but may be extended. For its services, Navigator Management, Inc. receives a percentage of annual gross sales calculated on the basis of all service centers as follows:

                    Number of          Management fee
                service centers      per service center
                ---------------      ------------------
                     1 - 34                4.50%
                    35 - 70                3.00%
                    71 - 100               2.25%
                    More than 100          1.50%

Management fees paid to related parties in 1998, 1997 and 1996 were $1,402,919, $1,231,377 and $804,815, respectively.

During 1997 and 1996, CFA agreed to reduce its management fees by $338,000 and $500,000, respectively. The Company accounted for the reduction of management fees as capital contributions. There was no such reduction during 1998.

Included in accrued expenses payable at December 31, 1998 and 1997 were amounts due to Navigator Management, Inc. of $444,450 and $125,284, respectively.

In 1997, the Company began purchasing gasoline and engine additive products, wiper blades, windshield glass treatment and other automotive products from O.H. Distributors, Inc., which is owned by stockholders of the Company. Purchases of these products amounted to $1,624,381 and $1,243,792 in 1998 and 1997, respectively. Included in accounts payable at December 31, 1998 and 1997 were amounts due to O.H. Distributors, Inc. of $81,719 and $284,916, respectively.

In 1996, the Company purchased gasoline additive products in the amount of $250,964 from Oil Handlers, Inc., which is also owned by stockholders of the Company.

The Company purchased oil, oil filters and other inventory items from Pennzoil-Quaker State Company ("PQSC") (previously Pennzoil Products Company PPC) in the amount of $5,883,516, $5,850,747 and $3,957,925 during the years ended December 31, 1998, 1997 and 1996, respectively. In addition to these purchases, the Company paid rent in the amount of $196,116, $146,902 and $92,556, and dividends on preferred stock of $140,000, $140,000 and $133,287 to PQSC during the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts payable at December 31, 1998 and 1997 were amounts due to PQSC of $937,631 and $1,180,945, respectively. Also included in accrued expenses at both December 31, 1998 and 1997 was $35,000 for preferred dividends due to PQSC.

The Company enters into transactions with Jiffy Lube International ("JLI"), a subsidiary of PQSC. These transactions include payments for royalties, operating expenses, and license fees. In addition, JLI enters into transactions to credit the Company for national fleet accounts, rebates for grand openings, and charges for Sears credit cards. The net amount of these transactions were receipts of $212,753 from JLI in 1998 and payments of $165,476 and $549,359 to JLI in 1997 and 1996, respectively due to PQSC. In addition to these transactions, the Company paid rent in the amount of $1,835,540, $1,660,954 and $2,160,160 to JLI during the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, amounts receivable from JLI included $384,328 and $149,328, respectively. Included in accrued expenses at December 31, 1998 and 1997 were amounts due to JLI for royalties of $185,002 and $142,371, respectively.

(6)	Long-Term Debt


Long-term debt consists of:

                                                                     December 31,
                                                        ----------------------------------
                                                              1998                 1997
                                                        ---------------    ---------------
Notes payable, Enterprise Mortgage Acceptance
Corporation, in monthly installments of $107,740,
including interest at 8.54%, to maturity date of
April 2013, secured by real property of the
Company (a)                                             $    10,668,428              -

Notes payable, Enterprise Mortgage Acceptance
Corporation, in monthly installments of $89,701,
including interest at 8.76%, to maturity date of
January 2023, secured by real property of the
Company (b)                                                  10,276,792         10,871,000


Notes payable, Enterprise Mortgage Acceptance
Corporation, in monthly installments of $71,365,
including interest at 8.76%, to maturity date of January
2013, secured by real property of the Company (b)             7,425,673          7,078,000

Note payable, Enterprise Mortgage Acceptance
Corporation, in monthly installments of $17,923,
including interest at 8.67%, to maturity date of
of January 2013, secured by real property of the
Company (c)                                                   1,761,574              -

Notes payable, Enterprise Mortgage Acceptance
Corporation, in monthly installments of $17,796,
including interest at 8.54%, to maturity date of
February 2013, secured by real property of the
Company (d)                                                   1,750,745              -

Note payable, Enterprise Mortgage Acceptance
Corporation, in monthly installments of $5,690,
including interest at 8.67%, to maturity date of
April 2013, secured by real property of the                     559,223              -
Company (e)

Note payable, Jay C. Howell, in one balloon payment
at maturity date of February 1999, with monthly
installments of interest at 12% beginning March 1,
1997, secured by a Leasehold Mortgage and Security
Agreement and the Continuing and Unconditional
Guarantee executed by Lucor, Inc.                              400,000             400,000


Note payable, Centura Bank, in 59 monthly
installments of principal of $4,290 beginning January
10, 1999, plus interest of prime plus .5% beginning
July 10, 1998 (8.25% at December 31, 1998), plus a
balloon payment at maturity date of December 2003,
secured by real property of the Company.  At
December 31, 1998, the Company has drawn $373,855
of the $772,000 note (f)                                       373,855               -

Note payable, Centura Bank, in monthly installments
of principal of $2,267, plus interest of prime plus .5%,
to maturity date of October 2000, secured by real
property of the Company                                        321,854             349,058

Note payable, Pennzoil-Quaker State Company,
in one balloon payment at maturity date of July 1999,
with monthly installments of interest at 10%
beginning August 10, 1997                                      250,000             250,000
                                                        ---------------    ---------------
                                                            33,788,144           8,948,058
Less current portion                                        (1,675,548)           (305,578)
                                                        ---------------    ---------------
                                                        $   32,112,596          18,642,480
                                                        ===============    ===============


The following are the maturities at December 31, 1998 of long-term debt for each of the next five years and in the aggregate.

                        1999            $    1,675,548
                        2000                 1,378,164
                        2001                 1,176,346
                        2002                 1,311,318
                        2003                 1,506,356
                        Thereafter          26,740,412
                                        --------------
                                        $   33,788,144
                                        ==============

During 1997, the Company repaid two notes payable to Citicorp Leasing, Inc. with original maturity dates in 2004 and 2008. Consequently, the Company recognized an extraordinary loss of $258,625, net of related income tax benefit of $133,000, which represented the unamortized debt issuance costs.

In December 1998, the Company obtained a financing commitment from a lending institution. The commitment provides financing for up to twelve service centers and expires on December 31, 1999. The Company paid $36,000 for this commitment.

(a) During 1998, the Company entered into 10 Loan and Security Agreements with Enterprise Mortgage Acceptance Corporation.

The principal amount of $10,915,000 related to these loans is to be repaid in 180 consecutive installments commencing on April 1, 1998.

These loans contain restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective April 1, 1999.

(b) During 1997, the Company entered into 14 Loan and Security Agreements with Enterprise Mortgage Acceptance Corporation.

The principal amount of $7,078,000 related to 9 of these loans is to be repaid in 177 consecutive installments commencing on April 1, 1998. Interest only payments of $51,669 were made for three months, commencing January 1, 1998.

The principal amount of $10,871,000 related to 5 of these loans is to be repaid in 297 consecutive installments commencing on April 1, 1998. Interest only payments of $79,358 were made for three months, commencing January 1, 1998.

At December 31, 1997, the Company had received approximately $16,063,000 of the total proceeds. The remaining $1,886,000 was received in January 1998 and was included in accounts receivable, other at December 31, 1997.

These loans contain restrictive covenants pertaining to fixed charge coverage ratios. The Company was in compliance in relation to these covenants at December 31, 1998.

 (c) During 1998, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Corporation.

The principal amount of $1,787,000 related to this loan is to be repaid in 177 consecutive installments commencing on July 1, 1998. Interest only payments of $12,911 were made for three months, commencing April 1, 1998.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective April 1, 1999.

(d) During 1998, the Company entered into 2 Loan and Security Agreements with Enterprise Mortgage Acceptance Corporation.

The principal amount of $1,787,000 related to these loans is to be repaid in 177 consecutive installments commencing on June 1, 1998. Interest only payments of $12,717 were made for three months, commencing February 3, 1998.

These loans contain restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective February 3, 1999.

 (e) During 1998, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Corporation.

The principal amount of $572,000 related to this loan is to be repaid in 180 consecutive installments commencing on April 1, 1998,

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective April 1, 1999.

(f) In February 1999, the Company modified its note payable, entered into in June 1998, to Centura Bank. The note was increased to $868,223, payable in 59 monthly installments of principal of $4,823 plus interest of prime plus
 .5% beginning April 10, 1999. A balloon payment is due at maturity date of March 2004. The Company used the funds to retire its 1995 corporate office building loan and finance the expansion of its corporate office.

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

The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 1999, the initial franchise fee ranges from $12,500 to $35,000.

Richmond and Tidewater

On April 1, 1998, the Company purchased substantially all of the assets of Tidewater Lube Ventures, Inc. and Lube Venture East, Inc., which included twenty one Jiffy Lube service centers in the Richmond and Tidewater, Virginia areas, and two Jiffy Lube service centers in Eastern North Carolina. The Company was also assigned an area development agreement as part of the purchase which requires the Company to develop one service center in each of the next three years. The Company has a first right of refusal to develop service centers until December 31, 2008.

The acquisition of Tidewater Lube Ventures, Inc. and Lube Ventures East, Inc. were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of loss do not include any revenues or expenses related to these acquisitions prior to the closing date. Following are the Company's unaudited pro forma results for 1998 and 1997 assuming the acquisition occurred at the beginning of each period presented:



                                                     1998            1997
                                              ---------------   -------------
Net sales                                     $   58,484,516      56,106,526
Net loss                                          (1,872,559)       (288,381)
Loss before extraordinary item available to
common shareholders                               (2,012,559)       (169,756)

Basic and diluted loss per common share:
Loss before extraordinary item available to
common shareholders                                    (0.71)           (.06)
Extraordinary item                                     -               (0.09)
                                              ---------------   -------------
Net loss per common share available to
common shareholders                           $        (0.71)          (0.15)
                                              ===============   =============

(8)	Commitments and Contingencies

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

Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments at December 31, 1998 are:


                                       Operating     Operating
                                      leases with     leases
                                      non-related   with related  Capital
                                        parties       parties      leases
                                   --------------   -----------  ----------
   1999                            $    4,244,386     1,831,765      24,924
   2000                                 4,192,186     1,825,739        -
   2001                                 4,205,160     1,616,301        -
   2002                                 4,250,682     1,576,492        -
   2003                                 4,108,403     1,567,988        -
   Thereafter                          37,901,817    10,760,975        -
                                   --------------   -----------  ----------
   Total minimum lease payments    $   58,902,634    19,179,260      24,924
                                   ==============   ===========
   Less amounts representing
    interest (at 11.76%)                                              1,293
                                                                 ----------
   Present value of future
    minimum lease payments,
    current                                                      $   23,631
                                                                 ==========

The Company sold a service center in the current year for $637,640, and leased it back from the purchaser for a period of twenty years. The resulting lease is being accounted for as an operating lease, and the resulting deferred gain of $54,936 is being amortized over the life of the lease. The lease requires the Company to observe certain operating restrictions and covenants and contains four five-year lease renewal options by the Company.

Rent expense, including contingent rentals, for the years ended December 31, 1998, 1997 and 1996 was $5,913,642, $4,452,896 and $3,278,019, respectively.

As of December 31, 1998, 1997 and 1996, the Company had capital expenditure purchase commitments outstanding of approximately $97,500, $177,858 and $860,000, respectively.

On May 15, 1998, the Company entered into a consulting agreement for a period of one year. As of December 31, 1998, the Company had compensation payment commitments outstanding of approximately $18,180 related to this agreement.

(9)	Common Stock

The Company currently has two classes of common stock authorized.

Class A common stock has one vote per share, but may be voted only in connection with: (i) the election of directors; (ii) the sale, lease, exchange, or other disposition of all, or substantially all, of the Company's assets; and
(iii) the removal of Navigator Management, Inc. or a successor management company under a Management Agreement with a subsidiary. Class B shareholders have the right to elect a majority of the Directors of the Company. All shares of Class B common stock have equal voting rights and have one vote per share in all matters to be voted upon by the shareholders.

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

On April 26, 1996, the Company repurchased 760 shares of Class A common stock from employees of the Company for $3,437. The shares are recorded as treasury stock.

On May 1, 1996, in conjunction with the Company's purchase of substantially all of the assets of Quick Lube, Inc in the Lansing, Michigan area, the Company sold 39,000 shares of Class A common stock to Quick Lube, Inc. at the fair market value of $6.41 per share.

In May 1996, the Company sold 55,000 shares of Class A common stock to the directors of the Company at the fair market value of $6.25 per share.

On June 3, 1996, the Company sold 759,477 shares of Class A common stock to PPC at the fair market value of $6.59 per share. PQSC (previously PPC) owned 33% and 35% of the Class A common stock at December 31, 1998 and 1997, respectively.

On February 2, 1997, the Company sold 45,000 shares of Class A common stock to the directors of the Company at the fair market value of $5.75 per share.

In April 1998, an officer of the Company exchanged 200,000 shares of Class B common stock for 200,000 shares of Class A common stock.

On May 1, 1998, the Company repurchased 39,000 shares of Class A common stock from Quick Lube, Inc. at a contractual value of $7.05. The shares were subsequently retired.

On June 15, 1998, the Company granted warrants for the purchase of 100,000 shares of unregistered Class A common stock to a third party. The warrants are exercisable for five years, in installments of 20% of the shares each year, at an exercise price of $5 per share, beginning on June 15, 1998. No warrants have been exercised as of December 31, 1998.

(10)	Series A Redeemable Preferred Stock

During 1995 the Company entered into a stock purchase agreement with PPC, whereby the Company established 20,000 shares of Series A Redeemable Preferred Stock which were issued to PPC at a price of $100 each together with warrants to purchase 30,000 shares of Class A common stock at a price of $15 per share. No warrants have been exercised as of December 31, 1998.

The Company has the right and option at any time to redeem all, but not part, of the Series A Redeemable Preferred Stock by paying in full $100 ("Redemption Price") per share plus any accrued and unpaid dividends. At any time from and after the seventh anniversary of the date of issuance of the Series A redeemable Preferred Stock PQSC (previously PPC) shall have the right to cause the Company to redeem all, but not part of the Series A Redeemable Preferred Stock by paying the Redemption Price.

The holders of Series A Redeemable Preferred Stock shall be entitled to receive cumulative dividends accruing from the date of issuance at the rate of $7 per share per annum, payable semiannually on March 31, and September 30, of each year. If, at any time, the Company fails to make a semiannual dividend payment on any payment date for any period for which the applicable coverage ratio exceeded 1.25 to 1 and the Company is permitted under the terms of its Credit Facilities to pay dividends, the dividend rate shall increase by $0.50 per share per annum. The increased dividend rate shall remain in effect until the earlier of the date all accrued dividends are paid in full or until all outstanding shares of Series A Redeemable preferred stock are redeemed at the Redemption Price. The Company paid dividends of $140,000 during the years ended December 31, 1998 and 1997, and $133,287 during the year ended December 31, 1996.

The holders of the Series A Redeemable preferred stock shall have no voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of each share of the Series A Redeemable preferred stock are entitled to an amount per share equal to the original price of the Series A Redeemable preferred stock plus accumulated dividends up through and including the payment date before any payment shall be made to the holders of any stock ranking on liquidation junior to the Series A Redeemable preferred stock, including the common stock.

(11)	Preferred Stock

The Company also has non-redeemable preferred stock with a par value of $0.02. As of December 31, 1998 and 1997, 5,000,000 shares were authorized, but no shares had been issued or were outstanding.

(12)	Stock Plans

1991 Nonqualified Stock Plan

The Company has adopted a non-qualified stock plan (as amended) (1991 plan) with 150,000 shares of Class "A" common stock reserved for the grant of stock or options to key employees, officers and directors of the Company. Option prices may be less than the fair market value of the common stock on the date the options are granted. All shares granted are subject to significant restrictions as to disposition by the optionee. During the year ended December 31, 1996, the vesting of options granted under this plan was accelerated and the options expired on June 14, 1997. No options were granted during 1998.

Changes in the stock options authorized, granted and available under the 1991 plan are as follows:



                                                                  Weighted
                                                                  average
                                                                  exercise
                                     Authorized      Granted        price
                                     ----------    -----------  ------------
   Balance at December 31, 1995        42,940          42,680   $       5.25
    Exercised                          (2,000)         (2,000)          5.25
                                     ----------    -----------  ------------
   Balance at December 31, 1996        40,940          40,680           5.25
    Cancelled                            -            (40,680)          5.25
                                     ----------    -----------  ------------
   Balance at December 31, 1997
    and 1998                           40,940            -       $       -
                                     ==========    ===========  ============

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

Stock option activity under the Omnibus Stock Plan during the periods indicated is as follows:


                                                      Weighted
                                                      average
                                          Number      exercise
                                        of options     price
                                        ----------   -----------
   Balance at December 31, 1995            100,000   $      6.50
    Granted                                 50,000          7.63
                                        ----------   -----------
   Balance at December 31, 1996            150,000          6.85
    Granted                                326,500          5.92
    Cancelled                              (33,750)         7.21
                                        ----------   -----------
   Balance at December 31, 1997            442,750          6.14
    Cancelled                              (19,000)         7.02
                                        ----------   -----------
   Balance at December 31, 1998            423,750   $      6.10
                                        ==========   ===========

At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $5.00-$8.00 and 6.5 years, respectively.

The Company granted awards of 8,400 shares to employees during the year ended December 31, 1998. 6,000 of the shares were granted at a price of $5.00 per share, and 2,400 of the shares were granted at a price of $6.00 per share. No stock awards were granted under this plan in 1997 and 1996.

At December 31, 1998, 1997 and 1996, there were 600,000 shares authorized, and 167,850, 157,250 and 450,000 shares, respectively, available under the Omnibus Stock Plan. Of the outstanding options, 117,250, 38,500 and 30,500 were exercisable at December 31, 1998, 1997 and 1996, and the weighted average exercise price was $6.22, $6.61 and $6.71.

Directors' Stock Award Plan

On April 4, 1995, the Company adopted a stock award plan for the outside directors ("Directors' Plan"). The Directors' Plan reserves 15,000 shares of Class "A" common stock for issuance under awards to be granted under the Directors' Plan. The Company granted awards of 1,000 shares during each of the years ended December 31, 1998, 1997, and 1996, respectively. The shares were granted at a price of $5.625 per share in 1998, $2.75 per share in 1997, and $7.50 per share in 1996.

At December 31, 1998, 1997 and 1996, there were 15,000 shares authorized, 4,120, 3,120 and 2,120 granted and exercised, respectively, and 10,880, 11,880 and 12,880 available, respectively, under the Directors' Plan.


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 and consistent with the provisions of SFAS No. 123, the Corporation's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                         As Reported                                   Pro Forma
                        ------------------------------------------   -----------------------------------------
                               1998          1997        1996               1998         1997          1996
                        ---------------  -----------  ------------   --------------  ------------  -----------
Loss before extra-
 ordinary item
 available to
 common
 shareholders           $   (2,254,481)   (1,721,443)  (1,335,275)      (2,334,007)   (1,790,685)   (1,423,435)
Extraordinary
 item, net of
 income tax
 benefit                          -         (258,625)       -                -          (258,625)        -
                        ---------------  ------------ ------------   --------------  ------------  ------------
Net loss available
 to common
 shareholders           $   (2,254,481)   (1,980,068)  (1,335,275)      (2,334,007)   (2,049,310)   (1,423,435)
                        ===============  ============ ============   ==============  ============  ============
Basic and diluted
 loss per common
 share:
  Loss before
  extraordinary
  item available
  to common
  shareholders          $         (.80)         (.61)        (.54)            (.83)         (.63)         (.58)
Extraordinary
 item                             -             (.09)       -                -              (.09)        -
                        ---------------  ------------ ------------   --------------  ------------  ------------
Net loss per
 common share
 available to
 common
 shareholders           $         (.80)         (.70)        (.54)            (.83)         (.72)         (.58)
                        ===============  ============ ============   ==============  ============  ============


The pro forma effect on net loss for 1998, 1997 and 1996 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              1998     1997        1996
                                              ----     ----        ----
        Expected dividend yield                 -       0%              0%
        Expected stock price volatility         -       39.0%        30.1%
        Risk-free interest rate                 -       5.69%        6.21%
        Expected life of options                -       5 years    5 years

The weighted average fair value of options granted during 1997 and 1996 is $.53 and $2.84, respectively, per share. No options were granted during 1998.

 (13)	Impairment Loss

As of December 31, 1998, the Company was operating sixteen Jiffy Lube Service Centers within Sears Auto Centers. As a result of continued disappointing revenue and profits generated by the service centers located in Sears, the Company performed an impairment review of its long-lived assets, in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. During the fourth quarter of 1998, the Company determined that estimated future undiscounted cash flows of the Sears operations were below the carrying value of the Sears long-lived assets. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of the Sears long-lived assets, primarily equipment, point of sale systems, furniture and fixtures, leasehold improvements and franchise fees, to their estimated fair value, resulting in a noncash impairment loss of $1,383,475 ($0.50 per share). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

(14)	Concentration of Credit Risk

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, cash balances in excess of the insurance limits totalled $667,613. In addition, the Company had a cash balance of $2,053,922 in a money market fund at December 31, 1998 which was not insured.

(15)	Profit Sharing Plan

During 1994, effective for years beginning after January 1, 1995, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code ("Code") whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a discretionary matching contribution by the Company. Employees are eligible for the plan after being employed full time for six consecutive months. For the years ended December 31, 1998, 1997 and 1996, the Company contributed $64,492, $49,348 and $46,387, respectively, to the plan.

(16)	Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents, notes payable and long-term debt, and various receivables and payables. The carrying values of these on-balance sheet financial instruments approximate fair value.

(17)	Subsequent Event

In March 1999, the Company issued letters of intent to Q Lubes, Inc. and Jiffy Lube International, Inc., wholly-owned subsidiaries of PQSC to purchase the assets of seventy-one service centers in Georgia, Michigan, Ohio and Tennessee. The Company anticipates financing the acquisition by obtaining additional funding during 1999.


(18) Unaudited Quarterly Results

     Unaudited quarterly financial information for 1998 and 1997 is set forth in the table below:


                                    March                     June                    September                 December
                           ----------------------   -----------------------   -----------------------   -----------------------
                              1998         1997         1998         1997         1998         1997         1998         1997
                           ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Net sales               $ 10,728       10,018       14,966       10,778       14,650       11,005       14,963       10,877

   Gross profit               8,207        7,708       11,582        8,246       11,280        8,440       11,522        8,305

   Preferred dividend           (35)         (35)         (35)         (35)         (35)         (35)         (35)         (35)

   Income (loss) before
    extraordinary item
    available to common
    shareholder                (574)        (395)         189         (205)        (250)        (572)      (1,619)        (549)

   Extraordinary item, net
    of income tax benefit         0            0            0            0            0            0            0         (259)

   Basic loss per common
    share*                    (0.20)       (0.14)        0.07        (0.07)       (0.09)       (0.20)       (0.57)       (0.20)

   Extraordinary item             0            0            0            0            0            0            0        (0.09)


* The loss before extraordinary item available to common shareholders and the basic loss per common share as previously reported for the quarter ended September 30, 1997 were ($234) and $(0.08), respectively.  The amounts reflected above include additional expense of $338 and ($0.12) per common share for the quarter ended September 30, 1997.  This additional expense is a result of an adjustment to the management fee incurred during the third quarter.


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
10.12 (4)      Area Development Agreement, Jiffy Lube - Pittsburgh Lubes
10.13 (5)      Management Agreement between Pittsburgh Lubes, Inc. and CFA
               Management, Inc.
10.14 (6)      Lucor, Inc. Omnibus Stock Plan
10.15 (7)      Carolina Lubes First Right of Refusal Agreement with Jiffy
               Lube International, Inc. dated December 12, 1994
10.16 (8)      Commercial Note - Centura Bank, Pershing Road
10.17 (9)      Assignment and Assumption Agreement - P.B. Lubes and
               Carolina Lubes
10.18 (10)     Lucor, Inc. Amended and Restated 1991 Non-Qualified Stock
               Plan
10.20          Standard Lease of Inspection Equipment - Carolina Lubes
10.21 (11)     Citicorp Leasing Credit Facility form of preferred stock
               with designation of rights, and form of Sales Agreement
10.23          Franchise Agreement, Jiffy Lube - Pittsburgh Lubes
               Inc. and CFA Management, Inc. dated July 1, 1994
10.24 (12)     Form of Loan Agreements with Enterprise Mortgage Acceptance
               Company, LLC
10.25 (12)     Amendment to the Management Agreement between Carolina Lubes,
               Inc. and CFA Management, Inc.
10.26 (12)     Amendment to the Management Agreement between Cincinnati
               Lubes, Inc. and CFA Management, Inc.
10.27 (12)     Amendment to the Management Agreement between Pittsburgh
               Lubes, Inc. and CFA Management, Inc.
10.28 *        Management Agreement between Commonwealth Lubes, Inc. and
               Navigator Management Inc.
21 *           Subsidiaries of the Company
27 *           Financial Data Schedule


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



                                                     LUCOR, INC.


                                          /s/ Stephen P. Conway
                                       By __________________________________
                                          Stephen P. Conway, Chairman and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1999.

/s/ Stephen P. Conway
__________________________	Chairman, Chief Executive Officer and Director
Stephen P. Conway		       	(Principal Executive Officer)


/s/ Jerry B. Conway
__________________________	President, Chief Operating Officer and Director
Jerry B. Conway


/s/ Kendall A. Carr
__________________________	Vice President - Finance
Kendall A. Carr          	(Principal Financial Officer and Principal
                                Accounting Officer


/s/ D. Fredrico Fazio
__________________________	Director
D. Fredrico Fazio



__________________________	Director
Anthony J. Beisler, III

EXHIBIT 21


Lucor, Inc
Subsidiaries of the Company


Carolina Lubes, Inc.
Cincinnati Lubes, Inc.
Commonwealth Lubes, Inc.
Pittsburgh Lubes, Inc.
PB Lubes, Inc.
Ohio Lubes, Inc.
Tennessee Lubes, Inc.