Form 10-Q
period 1999-03-31
LUCOR INC /FL/
filed 1999-05-17
CIK 914791

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     May 14, 1999

                    Class A Common Stock, par value $.02 per share
                        Shares Outstanding:   2,321,633

                    Class B Common (unaudited) Stock, par value $.02 per share
                        Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                  		PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    March 31, 1999 (unaudited)  and
                    December 31, 1998                                     1

                    Unaudited Consolidated Statements of Loss
                    Three Months Ended March 31, 1999 and March
                    31, 1998                                              2


                    Unaudited Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 1999 and
                    March 31, 1998                                        3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                    	  6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     6

          Item 6.   Exhibits and Reports on Form 8-K                      6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                       Unaudited               Audited
     ASSETS                           31-March-99          31-December-98
                                    _______________        ______________
Current assets:
Cash                                   $ 4,350,708          $ 3,269,859
Accounts Receivable                      1,073,833              804,740
Income Tax Receivable                       96,261               40,241
Inventory                                2,916,425            2,401,953
Prepaid charges                            625,467              430,842
                                       ___________          ___________
Total Current assets                     9,062,694            6,947,635
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            24,323,472           23,292,926
                                       ___________          ___________
Other assets:

Goodwill, net of accumulated
 amortization                            4,081,590            4,118,558

Franchise and operating rights,
 net of accumulated amortization         8,587,065            8,672,665

Leasehold rights, licenses,
 application, area development
 and organization costs, net
 of accumulated amortization             3,116,330            3,156,011

Other assets                               139,315               91,693
                                         __________          ___________
Total other assets                      15,924,300           16,038,927
                                        __________          ___________
Total assets                           $49,310,466          $46,279,488
                                       ===========          ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $ 1,843,609          $ 1,675,548
Current portion of capital lease            16,781               23,631
Accounts payable                         2,581,492            2,501,057
Accrued expenses                         4,202,261            2,748,995
Preferred dividend payable                       0               35,000
                                        __________          ___________
Total current liabilities                8,644,143            6,984,231
                                        __________          ___________
Long term debt, net of
  current portion                       33,727,291           32,112,596
Deferred Gain                               54,020               54,707
                                        __________          ___________

Total Long Term Liabilities             33,781,311           32,167,303
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000

Stockholders' equity                     4,885,012            5,127,954
                                        __________          ___________
Total liabilities, equity              $49,310,466          $46,279,488
                                       ===========          ===========

                                        (1)

                          LUCOR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF LOSS
                                 (unaudited)

                                            THREE MOS           THREE MOS
                                              ENDED               ENDED
                                            31-MAR-99           31-MAR-98
                                            __________           _________
Net sales                                  $14,794,700          $10,728,483
Cost of sales                                3,262,580            2,521,806
                                            __________           __________
Gross profit                                11,532,120            8,206,677
                                            __________           __________
Costs and expenses:
 Direct                                      5,392,782            4,255,216
 Operating                                   3,016,874            2,352,948
 Depreciation and amortization                 598,730              398,563
 Selling, general, and
   administrative                            2,053,243            1,602,954
                                            __________           __________
                                            11,061,629            8,609,681
                                            __________           __________
Income (loss) from operations                  470,491             (403,004)
                                            __________           __________
Other income                                    56,592               30,845
Interest expense                              (735,024)            (449,158)
                                            __________           __________
Loss before provision
  for income taxes                            (207,941)            (821,317)
Income tax benefit                                   0             (282,578)
                                            __________           __________
Net loss                                      (207,941)            (538,739)
Preferred dividend                            ( 35,000)            ( 35,000)
                                            __________           __________
Loss available to
  common shareholders                       ($ 242,941)          ($ 573,739)
                                            ==========           ==========
Weighted average number of
  shares outstanding - Basic                 2,823,788            2,847,888
                                            ==========           ==========
Weighted average number of
  shares outstanding - Diluted               2,823,788            2,847,888
                                            ==========           ==========
Basic loss available to common
  shareholders per common share
  outstanding                                  ($ 0.09)             ($ 0.20)
                                            ==========           ==========
Diluted loss available to common
  Shareholders per common share
  outstanding                                  ($ 0.09)             ($ 0.20)
                                            ==========           ==========










                                         (2)

                           LUCOR, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Three months ended


                                             31-Mar-99            31-Mar-98
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $  (207,941)          $  (538,739)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                 367,296               309,266
    Amortization of intangible
     assets and pre-operating costs            231,434                88,164
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                              (269,093)            1,275,075
     Decrease (increase) in inventories       (219,345)              163,763
     Increase in prepaid expenses             (150,733)             (116,465)
     Increase in income tax receivable         (56,020)             (327,483)
     Increase in accounts payable
      and accrued expenses                   1,498,700               184,593
     Decrease in deferred gain                    (687)                    0
                                            ___________          ___________
Net cash provided by operating
 activities                                  1,193,611             1,038,177
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment            (171,843)             (269,111)
Net decrease (increase)in construction
   in progress                              (1,225,999)               95,886
Acquisition of additional service
   centers                                    (339,019)                    0
Franchise fees, goodwill, etc.                (116,807)             (102,478)
                                             ___________          __________
 Net cash used in
   investing activities                      (1,853,668)            (275,703)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (170,358)             (12,897)
Proceeds from borrowings                      1,946,264            1,787,000
Pennzoil preferred share dividend paid          (35,000)             (35,000)
                                           ____________          ___________
Net cash provided by financing
  activities                                  1,740,906            1,739,103
                                           ____________          ___________

Increase in cash                              1,080,849            2,501,577
Cash at beginning of period                   3,269,859            1,548,418
                                           ____________         ____________

Cash at end of period                      $  4,350,708         $  4,049,995
                                           ============         ============



                                      (3)

                                   LUCOR, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Designated Market Areas (DMA's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, and Nashville, Tennessee. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of March 31, 1999 the Company had 142 centers in operation; as of December 31, 1998, 128 centers were in operation; and as of March 31, 1998 100 centers were in operation.

     The financial information as of March 31, 1999 and March 31, 1998 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1998 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     From February 1996 through January 1997, the Company opened up 16 facilities within Sears Automotive Service Centers, which are located at shopping malls in five of its seven regions. Due to disappointing revenue and profits, the Company made the decision to close many of the Sears service centers. As a result of this decision, during the fourth quarter of 1998, the Company took a charge of $1,383,475. The Company closed six of these service centers during the first quarter of 1999, and closed five additional service centers subsequent to the end of the first quarter.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1999 AND MARCH 31, 1998

	Consolidated net sales for the first three months of 1999 rose 37.9% when compared to the first three months of 1998. This sales growth reflects the increase in the number of stores operated by the Company, due to the acquisition of twenty-three stores in the Tidewater/Richmond Virginia area. In addition, the Company experienced a higher level of ancillary sales and a price increase for the basic Signature Servicer and other ancillary items which resulted in increased sales per car. The ticket average comparing the quarter ending March 31, 1998 to March 31, 1999 increased by 11.2% for the quarter.

	Cost of sales decreased as a percent of sales from 23.5% to 22.1% for the first three months ended March 31, 1998 versus March 31, 1999. The decrease in the cost of sales was primarily the result of two factors. The Company increased the price of its Signature Servicer and its sales of ancillary products increased as a percentage of the total sales, which yield higher margins. Discounts for the period were slightly lower than the same period in 1998.

     Direct costs decreased as a percent of sales from 39.7% for the first quarter of 1998 to 36.5% for the first quarter of 1999. Labor costs accounted for a majority of this decrease, representing a decrease of approximately 2.3% of sales. Again, the increased ancillary sales and price increases were the biggest reason for the decrease in labor costs as a percentage of sales.

     Operating costs increased by $663,926 for the three months ended March 31, 1999 over the same period in 1998. The increase in operating costs reflects increased rental costs, credit card fees, and real estate taxes associated with an increase in the number of service centers.

	Depreciation and amortization charges increased $200,167 for the first quarter of 1999 in comparison to the first quarter of 1998. The increased costs are reflective of increased amortization of franchise and operating rights and leasehold rights and depreciation of furniture, fixtures, equipment and leasehold improvements associated with the acquisition of service centers in Virginia in April 1998.

     Selling, general and administrative expenses increased 28.1% or $450,289 over the comparable three-month period of 1998. Administrative costs increased as the number of service centers have increased. Marketing costs increased by $111,880 when comparing the first three months of 1998 with the first three months of 1999. Administrative staffing increased from the previous year due to increased regional and corporate requirements associated with supporting the twenty-three service centers in Virginia which the Company acquired in April 1998 and the twenty service centers acquired on March 31, 1999.

	Other income increased from $30,845 to $56,592 for the first three months. Other income increased due to larger amounts of cash invested.

     Interest expense increased by $285,866 for the three-month period ended March 31, 1999 compared to the three months ended March 31, 1998. The increase reflects additional borrowing required by the Company associated with the April 1998 acquisition of twenty-three service centers and additional service centers under construction. A charge for dividend payments due on the Company's redeemable preferred stock was made for each period.


Liquidity and capital resources:

     Since the end of 1998, working capital (current assets less current liabilities) increased by $455,147. Cash flow from operations amounted to $1,193,611. The positive cash flow resulted from earnings after adding back the non-cash items of depreciation and amortization and an increase in accounts payable.

     In March of 1999, the Company borrowed additional funds through an agreement with Franchise Finance Corporation of America totaling $1,770,000. This loan carries an interest rate of 9.5% and is amortized over a 25-year period with a balloon payment after 20 years. These funds were used in the construction of new service centers and other general corporate purposes. The Company also borrowed additional funds in the first quarter of 1999 through an agreement with Centura Bank totaling $176,264. This loan carried an interest rate of approximately 8.59% and is amortized over a five-year period. These funds were applied toward construction costs associated with building an addition to the Company's headquarters in North Carolina.

     On March 31, 1999, the Company entered in to an asset purchase agreement with Q Lubes, Inc. and Jiffy Lube International to acquire 73 Q Lube and Jiffy Lube Centers. On March 31, 1999, the Company closed on 20 "Q Lube" facilities located in the markets of Cincinnati, Ohio, Dayton, Ohio, Lansing, Michigan and Nashville, Tennessee where the Company currently operates a number of Jiffy Lube service centers. The Company closed on the remaining 53 Jiffy Lube and Q Lube service centers located in the Atlanta, Georgia area on April 30, 1999. The newly purchased "Q Lube" centers will be converted for operation as "Jiffy Lube" service centers (See the Company's Form 8-K filed on April 14,
1999). The funds for this purchase are being obtained through a loan and security agreement with Enterprise Mortgage Acceptance Company, LLC ("EMAC").
 Funds, in addition to that required to cover the purchase price, are being requested from EMAC in order to make significant improvements and refurbishments at these service centers. The Company is also negotiating with some equipment leasing companies in order to obtain financing for additional equipment required at the Atlanta service centers so that it may provide the full range of services provided by Lucor to its customers. The Company has not finalized the loan agreement nor the equipment financing at this time. There can be no assurance that the Company will be able to finalize the loan or the equipment financing.

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


Year 2000 Review

     The Company reviewed its computer systems in 1998 identifying those systems that could be affected by the "Year 2000" issue. The "Year 2000 problem" is the result of computer programs designating the year using two digits rather than four (98 versus 1998). As a result, in the year 2000, computer programs could recognize 00 as 1900 instead of the year 2000. The Company determined that some of its systems needed to be upgraded, mainly its point of sale systems ("POS"). The cost of upgrading its systems is not expected to have a material adverse impact on its business operations or financial condition. It is anticipated that all system upgrades will be complete prior to the end of the third quarter in 1999 using current internal resources and already identified external resources. A contingency plan is available, in case of any major problems with the implementation. The Company can upgrade its current system to be year 2000 compliant by software available from the supplier of its current POS. As of the end of the first quarter, slightly more than 30% of its POS systems had been converted.


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

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of
          Security Holders:  None

Item 5.   Other Information:  None

Item 6. Exhibits and Reports on Form 8-K: The Company did not file any reports on Form 8-K for the quarter, however as noted above, the Company did file a report on Form 8-K on April 14, 1999 reporting the acquisition of 73 Jiffy Lube service centers from Q Lube, Inc. and Jiffy Lube International, Inc. These service centers are located in the markets of Cincinnati, Ohio, Dayton, Ohio, Lansing, Michigan, Nashville, Tennessee and Atlanta, Georgia.

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of May 1999.


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