Form 10-K/A
period 1999-03-31
LUCOR INC /FL/
filed 1999-06-11
CIK 914791

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                       ------------------------------------
                              AMENDMENT No. 1 TO
                                   FORM 8-K


                                 CURRENT REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported):  March 31, 1999



                                   LUCOR, INC.
              ______________________________________________________
              (Exact name of registrant as specified in its charter)



        FLORIDA                      0-25164                   65-0195259
____________________________       ___________             ___________________
(State or other jurisdiction       (Commission              (IRS Employer
     of incorporation)             File Number)            Identification No.)


790 Pershing Road, Raleigh, North Carolina                         27608
__________________________________________                      __________
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:  919-828-9511

This amendment is being filed to amend the original filing of Form 8-K regarding the acquisition of assets as reported on Form 8-K dated March 31, 1999. Since the acquisition was not consummated until April 30, 1999, the Registrant will be filing the appropriate financial information no later than 75 days after the consummation of the acquisition.


ITEM 7.  FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS

     (a) Financial Statements of Business Acquired. The Registrant will file the appropriate financial information relating to the acquiring assets under cover of an amendment to this Amended Report on Form 8-K as soon as practicable, but in no event later than 75 days after the date on which this acquisition was consummated, April 30, 1999.

     (b) Pro Forma Financial Information. The Registrant will file the required pro forma financial information under the cover of an amendment to this Amended Report on Form 8-K as soon as practicable, but in no event later than 75 days after the date on which this acquisition was consummated, April 30, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated:  June 11, 1999                 Lucor, Inc.



                                       By: /s/ Kendall A. Carr
                                           ___________________________________
                                           Kendall A. Carr
                                           Chief Financial Officer