Form 10-Q
period 1999-06-30
LUCOR INC /FL/
filed 1999-08-13
CIK 914791

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     July 31, 1999	      Class A Common Stock, par value $.02 per share

                                    Shares Outstanding:   2,337,133

                              Class B Common Stock, par value $.02 per share

                                    Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                         PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1998                   1

                    Consolidated Statements of Income (Loss)
                    Three Months Ended June 30, 1999 and June 30,
                    1998 and Six Months Ended June 30, 1999 and
                    June 30, 1998                                         2


                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1999 and
                    June 30, 1998                                         3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                    	  6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     6

          Item 6.   Exhibits and Reports on Form 8-K                      6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)            (Audited)
     ASSETS                            30-June-99          31-December-98
                                    _______________        ______________
Current assets:

Cash                                   $ 6,895,239          $ 3,269,859
Accounts Receivable                      3,566,586              804,740
Inventory                                4,108,042            2,401,953
Prepaid charges                            982,964              430,842
Income Tax Receivable                      111,511               40,241
                                       ___________          ___________
Total Current assets                    15,664,342            6,947,635
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            30,853,275           23,292,926
                                       ___________          ___________
Other assets:

Goodwill, net of amortization            4,045,706            4,118,558

Franchise and operating rights, net
 of accumlated amortization              8,542,376            8,672,665

Leasehold rights, licenses, application,
 and area development costs, net of
 accumulated amortization                3,457,441            3,156,011

Other assets                                97,721               91,693
                                        __________          ___________
Total other assets                      16,143,244           16,038,927
                                        __________          ___________
Total assets                           $62,660,861          $46,279,488
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $ 1,764,813          $ 1,675,548
Current portion of capital lease             7,355               23,631
Accounts payable                         4,145,617            2,501,057
Accrued expenses                         6,248,469            2,748,995
Preferred dividend payable                  35,000               35,000
                                        __________          ___________
Total current liabilities               12,201,254            6,984,231
                                        __________          ___________
Long term debt, net of
  current portion                       43,077,426           32,112,596
Deferred gain                               53,334               54,707
                                        __________          ___________

Total Long Term Liabilities             43,130,760           32,167,303
                                        __________          ___________
Redeemable preferred stock               2,000,000            2,000,000
                                        __________          ___________
Stockholders' equity                     5,328,847            5,127,954
                                        __________          ___________
Total liabilities, equity              $62,660,861          $46,279,488
                                       ===========          ===========

                                                 (1)

                                  LUCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                         (Unaudited)

                      	      THREE MOS     THREE MOS       SIX MOS      SIX MOS
                            	  ENDED         ENDED          ENDED        ENDED
                            	30-JUN-99     30-JUN-98      30-JUN-99    30-JUN-98
                             __________     _________    ___________   ___________


Net sales                   $21,585,426   $14,966,493     $36,380,126   $25,694,976
Cost of sales          	      4,739,995     3,384,144       8,002,575     5,905,950
                             __________    __________     ___________   ___________
Gross profit                 16,845,431    11,582,349      28,377,551    19,789,026
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct                	      8,161,223     5,390,603      13,554,005     9,645,819
 Operating                    4,070,605     2,817,039       7,087,479     5,169,987
 Depreciation                   612,724       618,754       1,211,454     1,017,317
 Selling, general, and
   administrative      	      2,733,716     1,809,513       4,786,959     3,412,467
                             __________    __________     ___________   ___________
                             15,578,268    10,635,909      26,639,897    19,245,590
                             __________    __________     ___________   ___________
Income(loss) from operations  1,267,163       946,440       1,737,654       543,436
                             __________    __________     ___________   ___________
Other income                    108,755        30,845        165,347        133,417
Interest expense               (897,084)     (449,158)    (1,632,108)    (1,190,427)
                             __________    __________     ___________   ___________
Income(loss) before provision
  for income taxes              478,834       528,127        270,893       (513,574)
Income tax expense (benefit)         --       108,708             --       (173,870)
                             __________    __________     ___________   ___________
Net income (loss)               478,834       419,419        270,893       (339,704)
Preferred dividend             ( 35,000)     ( 35,000)       (70,000)       (70,000)
                             __________    __________     ___________   ___________
Net income (loss) available
  to common shareholders      $ 443,834     $ 384,419       $200,893      ($409,704)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding-Basic    2,823,788     2,847,888       2,823,788     2,834,388
                             ==========    ==========     ===========   ===========

Weighted average number of
  shares outstanding-Diluted  2,823,788     2,847,888       2,823,788     2,834,388
                             ==========    ==========     ===========   ===========
Basic income (loss)
  available to common
  shareholders per common
  share outstanding           $ 0.157        $ 0.135          $0.071      ($0.145)
                             ==========    ==========     ===========   ===========
Diluted income (loss)
  available to common
  shareholders per common
  share outstanding           $ 0.157        $ 0.135          $0.071      ($0.145)
                             ==========    ==========     ===========   ===========

                                                      (2)

                                 LUCOR, INC AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Six months ended

                                             30-Jun-99            30-Jun-98
                                            ___________          ___________
Cash flow from operations:
 Net income (loss)                         $    270,893         $  (339,704)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                  798,465              690,422
    Amortization of intangible
     assets and pre-operating costs             412,989              326,895
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                             (2,761,846)           1,810,713
     Decrease(increase) in inventories         (341,388)              70,177
     Increase in prepaid expenses              (552,122)            (283,201)
     Increase in income tax receivable          (71,270)             (35,275)
     Increase in accounts payable and
      accrued expenses                        5,144,034            1,040,789
     Decrease in deferred gain                   (1,373)                  --
     Decrease in deferred tax liability              --             (189,000)
                                            ___________          ___________
Net cash provided by operating
 activities                                   2,898,382            3,091,816
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment           (2,666,665)             (969,186)
Net decrease (increase) in construction
   in progress                               (1,870,132)               46,080

Acquisition of additional service centers    (5,186,718)          (13,553,077)
Franchise fees, goodwill, etc.                 (517,306)             (676,270)
                                            ___________          ____________
 Net cash used in
   investing activities                     (10,240,821)          (15,152,453)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (808,445)            (190,384)
Proceeds from borrowings                     11,846,264           15,187,127
Pennzoil preferred share dividend paid          (70,000)             (70,000)
Repurchase of common stock                           --             (275,000)
                                           ____________          ___________
Cash provided by financing activities        10,967,819           14,651,743
                                           ____________          ___________

Increase in cash                              3,625,380            2,591,106
Cash at beginning of period                   3,269,859            1,548,418
                                           ____________         ____________

Cash at end of period                      $  6,895,239         $  4,139,524
                                           ============         ============


                                      (3)

                                     LUCOR, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

        Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Designated Market Areas (DMA's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, Nashville, Tennessee, Richmond/Tidewater, Virginia and Atlanta, Georgia. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of June 30, 1999 the Company had 190 centers in operation; as of December 31, 1998, 128 centers were in operation; and as of June 30, 1998 125 centers were in operation.

        As reported in the Company's 8-K dated April 14, 1999, the Company acquired 73 Jiffy Lube service centers subsidiaries of Pennzoil-Quaker State Company. These service centers are located in the markets of Cincinnati, Ohio, Dayton, Ohio, Lansing, Michigan, Nashville, Tennessee and Atlanta, Georgia.

        The financial information as of June 30, 1999 and June 30, 1999 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1998 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       	From February 1996 through January 1997, the Company opened up 16 facilities within Sears Automotive Service Centers, which are located at shopping malls in five of its seven regions. Due to disappointing revenue and profits, the Company made the decision to close many of the Sears service centers. As a result of this decision, during the fourth quarter of 1998, the Company took a charge of $1,383,475. The Company closed six of these service centers during the first quarter of 1999, and closed five additional service centers during the second quarter of 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

        Consolidated net sales for the three months ended June 30, 1999 rose 44% compared to the second quarter of 1998. The acquisition of the additional
stores noted above generated most of the increase.   Without the acquisition,
sales increased 7% for the second quarter of 1999 in comparison to the second quarter of 1998. Consolidated net sales for the six months ended June 30, 1999 rose 42% when compared to the first six months of 1998. Without the acquisition sales rose by 20% for the first six months of 1999 in comparison to the first six months of 1998. Same store sales increased by 5% for the quarter.

       	Cost of sales decreased as a percent of sales from 22.6% to 22.0% for the second quarter of 1998 versus the second quarter of 1999. Cost of sales decreased for the first six months as well, decreasing from 23% to 22% for 1998 and 1999, respectively. The decrease in the cost of sales reflects the Company's continued efforts to reduce costs of materials purchased and increased sales of items that have little or no material content.

        Direct costs increased for the second quarter as a percent of sales from 36.0% to 37.8% for 1998 and 1999, respectively. Labor costs accounted for a majority of this increase, representing an increase of approximately 1.2% of sales. This has resulted from higher labor costs at the newly acquired companies. Direct costs for the first six months decreased slightly from 37.5% to 37.3% as a percent of sales when compared to the prior year. Higher volume at the service centers helped to reduce the direct labor required as a percent of sales by spreading the fixed nature of some of these costs over the higher volume.

        Operating costs increased as a percent of net sales from 18.8% to 18.9% for the second quarter of 1998 to the second quarter of 1999 and decreased from 20.1% to 19.5% for the six months ended June 30, 1998 and 1999, respectively. During the second quarter of 1998, the Company received refund and dividend checks for workers' compensation insurance which lowered operating costs by 0.6% for the year and 1.0% for the quarter. Adjusting for this refund, operating costs decreased as a percentage of net sales for the three-month and six-month period ending June 30, 1999 as compared to June 30, 1998. The decrease as a percent of net sales during the three-month and six-month period comparing 1999 to 1998 reflects the higher volumes at the service centers which lowers the cost as a percent of net sales due to the fixed nature of some of these costs.

	Depreciation and amortization charges decreased $6,030 for the second quarter of 1999 in comparison to the second quarter of 1998. The lower costs comparing second quarter charges reflects a change in accounting for pre-opening costs from capitalizing and amortizing such costs in 1998 to to expensing them as incurred in 1999. Depreciation and amortization increased for the six-month period ended June 30, 1999 versus the six-month period ended June 30, 1998 by $194,137. The depreciation and amortization expense for the six-months ending June 30, 1999 are higher due to the acquisition of the service centers as noted above.

     Selling, general and administrative (SG&A) expenses increased 51.1% or $924,203 comparing the second quarter of 1999 with the second quarter of 1998. These same expenses increased by $1,374,492 for the six months ended June 30, 1999 versus the six months ended June 30, 1998. During the three-month and six-month period ending June 30, 1999 compared to the same periods ending June 30, 1998, administrative costs increased as the number of service centers have increased. Marketing costs increased by $263,654 when comparing the second quarter of 1998 with the second quarter of 1999 and $486,318 when comparing year to date totals for 1999 to 1998. Administrative staffing increased from the previous year due to increased regional and corporate requirements associated with supporting the twenty-three service centers in Virginia which the Company acquired in the second quarter of 1998 and the 73 service centers acquired in the second quarter of 1999. As a percentage of net sales, SG&A expenses have increased from 12.1% to 12.7% comparing the second quarter of 1999 with the second quarter of 1998 and decreased from 13.3% to 13.2% for the six months ended June 30,1998 compared to the six months ended June 30, 1999. The increase, as a percent of sales, resulted from increased marketing for the quarter as compared to the prior year.

	Other income increased by $77,910 comparing the second quarter of 1999 with the second quarter of 1998. An increase of $31,930 in other income is reflected for the six-months ended June 30, 1999 over the six-month period ended June 30, 1998. Increases are the result of increased commission income.

     Interest expense increased by $447,926 for the three-month period ended June 30, 1999 compared to the three months ended June 30, 1998. Interest expense increased by $441,681 for the six months ended June 30, 1999 compared with the six months ended June 30, 1998. The increase reflects additional borrowing required by the Company for building new service centers and for the acquisition of the 93 service centers acquired since April 1998. A charge for dividend payments due on the Company's redeemable preferred stock was made for all periods.

        No income tax benefit or charge has been made for the year. The Company a net operating loss carryforward which it will use to offset current income and does not expect to have an income tax charge.

Liquidity and capital resources:

     Since the end of 1998, working capital (current assets less current liabilities) increased by $3,499,684. Cash flow from operations amounted to $2,898,382. The positive cash flow resulted from earnings after income tax adding back the non-cash items of depreciation and amortization, plus an increase in accounts payable offset by an increase in accounts receivable. Increases in accounts receivable reflect a portion of a loan from Enterprise Mortgage Acceptance Company, LLC held in escrow. Escrow funds will be used to refurbish and update service centers and to provide funds for additional service centers under construction but not completed in the second quarter. Accounts payable and accrued expenses increased from year-end due to the increase in the number of stores and costs associated with new service centers under construction.

	The Company borrowed $11,846,264 to finance the acquisition of the 73 service centers noted above, to be used to refurbish and update service centers and to provide funds for additional service centers under construction but not completed in the second quarter, the addition of two service centers that were built during the first six months of 1999, and for other general corporate purposes.

	The Company borrowed additional funds through an agreement with Franchise Finance Corporation of America totaling $2,600,000. This loan carries an interest rate of 9.5% and is amortized over a 25-year period with a balloon payment after 20 years. These funds were used in the construction of new service centers and other general corporate purposes as noted above. The Company also borrowed additional funds in the first quarter of 1999 through an agreement with Centura Bank totaling $176,264. This loan carried an interest rate of approximately 8.59% and is amortized over a five-year period. These funds were applied toward construction costs associated with building an addition to the Company's headquarters in North Carolina.

	In June of 1999, the Company borrowed funds through an agreement with Enterprise Mortgage Acceptance Company, LLC (EMAC) totaling $9,070,000. On
March 31, 1999, the Company entered in to an asset purchase agreement with subsidiaries of Pennzoil-Quaker State Company to acquire 73 Q Lube and Jiffy Lube Centers (See the Company's Form 8-K filed on April 14, 1999). The funds from the EMAC loan were used to purchase the service centers and are being used to make significant improvements and refurbishments at these service centers, and other general corporate purposes as noted above. This loan carries an interest rate of approximately 9.25% and is amortized over a 15 year period.

	On July 26, 1999, the Company negotiated a waiver of the redemption rights on its Series A Preferred Stock held by Pennzoil-Quaker State Company. This waiver will have the affect of reclassifying the Preferred Stock into stockholders' equity. See Form 8-K filed on July 29, 1999 for more details.

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

Year 2000 Review

     The Company reviewed its computer systems in 1998 identifying those systems that could be affected by the "Year 2000" issue. The "Year 2000 problem" is the result of computer programs designating the year using two digits rather than four (98 versus 1998). As a result, in the year 2000, computer programs could recognize 00 as 1900 instead of the year 2000. The Company determined that some of its systems needed to be upgraded, mainly its point of sale systems ("POS"). The cost of upgrading its systems is not expected to have a material adverse impact on its business operations or financial condition. It is anticipated that all system upgrades will be complete prior to the end of the third quarter in 1999 using current internal resources and already identified external resources. A contingency plan is available, in case of any major problems with the implementation. The Company can upgrade its current system to be year 2000 compliant by software available from the supplier of its current POS. As of August 1, 1999, only 12 of its 190 stores had not been converted.

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

Item 2.   Changes in Securities: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of
          Security Holders:

The annual meeting of Lucor, Inc. was held on June 23, 1999. At that meeting all of the Company's directors were re-elected with the indicated number of shares voted:

                                          In Favor

                Stephen P. Conway         2,660,047
                Jerry B. Conway           2,660,047
                D. Fredrico Fazio         2,660,047
                Anthony J. Beisler        2,660,047
                Richard L. Rubin          2,660,047
                R. Lewis Stanford         2,660,047


Item 5.   Other Information: None

Item 6. Exhibits and Reports on Form 8-K: The Company filed a report on Form 8-K on April 14, 1999, reporting the acquisition of 73 Jiffy Lube service centers from subsidiaries of Pennzoil-Quaker State Company. An amendment to the Form 8-K was filed on June 11, 1999 and July 14, 1999. On July 26, 1999, the Company filed a report on Form 8-K reporting that the Company has negotiated a waiver of the redemption rights on its Series A Preferred Stock held by Pennzoil-Quaker State Company.

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of August 1999.


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