Form 10-Q
period 1999-09-30
LUCOR INC /FL/
filed 1999-11-15
CIK 914791

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended September 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     October 29, 1999    Class A Common Stock, par value $.02 per share

                                    Shares Outstanding:   2,331,633

                              Class B Common Stock, par value $.02 per share

                                    Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                        PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    September 30, 1999 (unaudited) and
                    December 31, 1998                                     1

                    Consolidated Statements of Income (Loss)
                    Three Months Ended September 30, 1999 (unaudited)
                    and September 30, 1998 (unaudited) and Nine Months Ended September 30, 1999 (unaudited) and
                    September 30, 1998 (unaudited)                        2


                    Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1999 (unaudited)
                    and September 30, 1998 (unaudited)                    3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                    	  6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     6

          Item 6.   Exhibits and Reports on Form 8-K                      6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)            (Audited)
     ASSETS                            30-September-99      31-December-98
                                    _______________        ______________
Current assets:
Cash                                   $ 5,631,868          $ 3,269,859
Accounts Receivable                      2,600,803              804,740
Inventory                                4,315,568            2,401,953
Prepaid charges                            372,353              430,842
Income Tax Receivable                       60,556               40,241
                                       ___________          ___________
Total Current assets                    12,981,148            6,947,635
                                       ___________          ___________
Property, plant & equipment, net
 of accumulated depreciation            33,335,215           23,292,926
                                       ___________          ___________
Other assets:

Goodwill, net of amortization            4,009,842            4,118,558

Franchise and operating rights, net
 of accumlated amortization              8,475,343            8,672,665

Leasehold rights, licenses, application,
 and area development costs, net of
 accumulated amortization                3,572,436            3,156,011

Other assets                                98,881               91,693
                                        __________          ___________
Total other assets                      16,156,502           16,038,927
                                        __________          ___________
Total assets                           $62,472,865          $46,279,488
                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $ 2,498,643          $ 1,675,548
Current portion of capital lease             2,467               23,631
Accounts payable                         4,470,438            2,501,057
Accrued expenses                         5,775,710            2,748,995
Preferred dividend payable                  70,000               35,000
                                        __________          ___________
Total current liabilities               12,817,258            6,984,231
                                        __________          ___________
Long term debt, net of
  current portion                       43,253,364           32,112,596
Deferred gain                               52,647               54,707
                                        __________          ___________

Total Long Term Liabilities             43,306,011           32,167,303
                                        __________          ___________
Redeemable preferred stock                  --                2,000,000
                                        __________          ___________
Stockholders' equity                     6,349,596            5,127,954
                                        __________          ___________
Total liabilities, equity              $62,472,865          $46,279,488

                                       ===========          ===========

                                                (1)

                                  LUCOR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                           (Unaudited)

                      	      THREE MOS     THREE MOS       NINE MOS      NINE MOS
                            	  ENDED         ENDED          ENDED        ENDED
                          	30-SEP-99     30-SEP-98      30-SEP-99    30-SEP-98
                               __________     _________    ___________   ___________
Net sales                   $23,562,506   $14,650,479     $59,942,632   $40,345,455
Cost of sales          	      5,454,625     3,442,815      13,457,200     9,348,765
                             __________    __________     ___________   ___________
Gross profit                 18,107,881    11,207,664      46,485,432    30,996,690
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct                       9,718,276     5,345,623      23,272,281    14,991,442
 Operating                    4,406,981     2,895,292      11,494,460     8,065,279
 Depreciation                   789,018       656,833       2,000,472     1,636,895
 Selling, general, and
   administrative             3,222,199     1,909,681       8,009,158     5,322,148
                             __________    __________     ___________   ___________
                             18,136,474    10,807,429      44,776,371    30,015,764
                             __________    __________     ___________   ___________
Income (loss) from
  operations                    (28,593)      400,235       1,709,061       980,926
                             __________    __________     ___________   ___________
Other income                     51,691        42,059         217,038       175,476
Interest expense             (1,012,098)     (745,131)     (2,644,206)   (1,935,558)
                             __________    __________     ___________   ___________
Loss before provision
  for income taxes             (989,000)     (302,837)      (718,107)      (779,156)
Income tax expense (benefit)     25,000       (87,474)        25,000       (249,422)
                             __________    __________     ___________   ___________
Net income (loss)            (1,014,000)     (215,363)     (743,107)      (529,734)
Preferred dividend              (35,000)      (35,000)     (105,000)      (105,000)
                             __________    __________     ___________   ___________
Loss available
  to common shareholders    ($1,049,000)    $(250,363)    ($848,107)     ($634,734)
                             ==========    ==========     ===========   ===========
Weighted average number of
  shares outstanding-Basic    2,833,788     2,812,388     2,826,899      2,827,055
                             ==========    ==========     ===========   ===========

Weighted average number of
  shares outstanding-Diluted  2,833,788     2,812,388     2,826,899      2,827,055
                             ==========    ==========     ===========   ===========
Basic income (loss)
  available to common
  shareholders per common
  share outstanding             ($0.37)       ($0.09)        ($0.30)       ($0.22)
                             ==========    ==========     ===========   ===========
Diluted income (loss)
  available to common
  shareholders per common
  share outstanding             ($0.37)       ($0.09)        ($0.30)       ($0.22)
                             ==========    ==========     ===========   ===========

                                                      (2)

                                          LUCOR, INC AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Nine months ended
                                                  (Unaudited)

                                             30-Sep-99            30-Sep-98
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (743,107)         $  (529,734)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                1,374,864            1,062,229
    Amortization of intangible
     assets and pre-operating costs             625,608              574,666
    Changes in assets and liabilities (net
    Of acquisitions):
     Decrease(increase)in accounts
      receivable                             (1,796,063)           1,814,353
     Increase in inventories                   (548,914)            (151,956)
     Decrease(increase) in prepaid expenses      58,489             (651,207)
     Decrease (increase) in income
      tax receivable                            (20,315)             398,835
     Increase in accounts payable and
      accrued expenses                        5,031,095              870,741
     Decrease in deferred gain                   (2,060)                  --
     Decrease in deferred tax liability              --             (189,000)
                                            ___________          ___________
Net cash provided by operating
 activities                                   3,979,597            3,198,927
                                            ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment           (5,725,004)          (1,563,334)
Net increase in construction in progress     (1,870,132)            (343,526)
Acquisition of additional service centers    (5,186,718)         (13,553,077)
Increase in franchise fees, goodwill, etc.     (743,183)            (732,670)
                                            ___________         _____________
 Net cash used in
   investing activities                     (13,525,037)         (16,192,607)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                              (1,121,565)            (424,760)
Proceeds from borrowings                     13,064,264           15,435,639
Pennzoil preferred share dividend paid         (105,000)            (105,000)
Issuance (purchase)of common stock               69,750             (275,120)
                                           ____________          ___________
Cash provided by financing activities        11,907,449           14,630,759
                                           ____________          ___________

Increase in cash                              2,362,009            1,637,079
Cash at beginning of period                   3,269,859            1,548,418
                                           ____________         ____________

Cash at end of period                      $  5,631,868         $  3,185,497
                                           ============         ============

                                      (3)

                                   LUCOR, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Designated Market Areas (DMA's) of Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, Nashville, Tennessee, Richmond/Tidewater, Virginia and Atlanta, Georgia. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of September 30, 1999 the Company had 192 centers in operation; as of December 31, 1998, 128 centers were in operation; and as of September 30, 1998, 125 centers were in operation.

	As reported in the Company's 8-K dated April 14, 1999, the Company acquired 73 Jiffy Lube service centers subsidiaries of Pennzoil-Quaker State Company. These service centers are located in the markets of Cincinnati, Ohio, Dayton, Ohio, Lansing, Michigan, Nashville, Tennessee and Atlanta, Georgia.

	The financial information as of September 30, 1999 and September 30, 1998 included herein is unaudited. However, such information reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1998 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        The Company experienced a loss for the quarter of $1,014,000 due in large part to the loss generated by the newly acquired stores in Atlanta and Q Lubes in DMA's the Company already had a presence. The loss from these areas account for approximately $771,000 of the total loss or $0.27 per share. Management anticipates that it will take at least one more quarter to stabilize the operations and to complete the introduction of all the services provided by other regions to its customers including the introduction of inspection services in Georgia. It is anticipated that the operations will return to profitability in the year 2000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

	Consolidated net sales for the three months ended September 30, 1999 rose 60.8% when compared to the third quarter of 1998. The acquisition of the
additional stores noted above generated most of the increase.   Without the
acquisition, sales increased 8.8% for the third quarter of 1999 in comparison to the third quarter of 1998. Sales were lower than could otherwise be expected in the third quarter due to two hurricanes that interrupted business in the Company's two largest regions, Raleigh-Durham, North Carolina and Tidewater-Richmond, Virginia. The hurricanes caused most of the stores in these regions to close and drastically reduced business at other stores. Consolidated net sales for the nine months ended September 30, 1999 rose 48.6% when compared to the first nine months of 1998. Without the acquisition, sales rose by 16% for the nine months of 1999 in comparison to the nine months of 1998.

	Cost of sales decreased as a percent of sales from 23.5% to 23.1% for the third quarter of 1998 versus the third quarter of 1999. Cost of sales decreased for the first nine months as well, decreasing from 23.2% to 22.5% for 1998 and 1999, respectively. The decrease in the cost of sales reflects the Company's continued efforts to reduce costs of materials purchased, an increase in the prices of its basic signature service oil change, and increased sales of services that have little or no material content. Pennzoil-Quaker State Company, the major supplier of oil for the Company, implemented a price increase of approximately 4 cents per quart in August 1999 which increased the Company's cost of sales but was offset by other savings and the price increase.

        Direct costs increased for the third quarter as a percent of sales from 36.5% to 41.2% for 1998 and 1999, respectively. Labor costs accounted for a majority of this increase, representing an increase of approximately 2.7% of sales. This increase is the result of higher labor costs at the newly acquired service centers, including higher fixed labor charges at stores for store management at these services centers, most of which have lower sales per store. Other direct costs increased approximately 2.0%. This increase is the result of start up costs associated with the newly acquired service centers. Direct costs for the first nine months increased from 37.2% to 38.8% as a percent of sales when compared to the prior year. This increase is the result of start up costs associated with the newly acquired service centers. Without the acquisition, direct costs for the first nine months of 1999 were 37.2%.

        Operating costs decreased as a percent of net sales from 19.8% to 18.7% for the third quarter of 1998 to the third quarter of 1999 and decreased from 20.0% to 19.2% for the nine months ended September 30, 1998 and 1999, respectively. This decrease for both the three and nine-month period is the result of lower rental and management fees as a percentage of sales for acquired operations and increased revenue per store for other operations.

	Depreciation and amortization charges increased $132,185 for the third quarter of 1999 in comparison to the third quarter of 1998. Depreciation and amortization increased for the nine-month period ended September 30, 1999 versus the nine-month period ended September 30, 1998 by $363,577. The increase in depreciation and amortization expense for the three and nine-months ending September 30, 1999 are higher due to the acquisition of the service centers as noted above.

     Selling, general and administrative (SG&A) expenses increased 68.7% or $1,312,518 comparing the third quarter of 1999 with the third quarter of 1998. These same expenses increased by $2,687,010 for the nine-months ended September 30, 1999 versus the nine-months ended September 30, 1998. As a percentage of net sales, SG&A expenses have increased from 13.0% to 13.7% comparing the third quarter of 1999 with the third quarter of 1998 and increased from 13.2% to 13.4% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. During the three-month and nine-month period ending September 30, 1999 compared to the same periods ending September 30, 1998, administrative costs increased as the number of service centers have increased. Selling expenses, taken by themselves, as a percentage of sales decreased from 4.4% to 4.1% and from 4.8% to 4.3% comparing the three and nine-month periods ended September 30, 1999. This decrease is the result of an increase in marketing assistance rebates collected by the Company.

	Other income increased by $9,632 comparing the third quarter of 1999 with the third quarter of 1998. The increase is the result of an increase in interest income. An increase of $41,562 in other income is reflected for the nine-months ended September 30, 1999 over the nine-month period ended September 30, 1998. This increase is the result of additional interest income and commission income for the year.

     Interest expense increased by $266,967 for the three-month period ended September 30, 1999 compared to the three months ended September 30, 1998. Due to the increase in revenues, as a percentage of sales, interest expense decreased from 5.1% to 4.3% of sales. Interest expense increased by $708,648 for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998. The increase reflects additional borrowing required by the Company for building new service centers and for the acquisition of the 73 service centers during the second quarter of 1999. A charge for dividend payments due on the Company's redeemable preferred stock was made for all periods.

	An income tax charge of $25,000 was made for the year reflecting state income taxes estimated to be payable. The Company has a federal net operating loss carryforward and, therefore, has not made a federal income tax charge for the year.

Liquidity and capital resources:

     Since the end of 1998, working capital (current assets less current liabilities) increased by $200,486. Cash flow from operations amounted to $3,979,597. The positive cash flow resulted from the loss after income tax adding back the non-cash items of depreciation and amortization, plus an increase in accounts payable offset by an increase in accounts receivable, inventories, prepaid expense and income tax receivable. Increases in accounts receivable reflect a portion of a loan from Enterprise Mortgage Acceptance Company, LLC held in escrow. Escrow funds will be used to refurbish and update service centers and to provide funds for additional service centers under construction but not completed in the third quarter. Accounts payable and accrued expenses increased from year-end due to the increase in the number of stores and costs associated with new service centers under construction.

	During 1999, the Company has borrowed $13,064,264 from four sources to finance the acquisition of the 73 service centers noted above and to refurbish and update those service centers. The financing was also used to provide funds for service centers under construction but not completed in the third quarter, the addition of two service centers that were built during the first nine months of 1999, finance fee properties, and for other general corporate purposes.

	The Company borrowed funds during the first quarter of 1999 through an agreement with Franchise Finance Corporation of America for $2,600,000. This loan carries an interest rate of 9.5% and is amortized over a 25-year period with a balloon payment after 20 years. These funds were used in the construction of new service centers and other general corporate purposes as noted above.

        The Company also borrowed funds in the first quarter of 1999 through an agreement with Centura Bank totaling $176,264. This loan carries an interest rate of approximately 8.59% and is amortized over a fifteen-year period with a balloon payment after five years. These funds were applied toward construction costs associated with building an addition to the Company's headquarters in North Carolina.

	In June of 1999, the Company borrowed funds through an agreement with Enterprise Mortgage Acceptance Company, LLC (EMAC) totaling $9,070,000. This loan carries an interest rate of approximately 9.25% and is amortized over a 15-year period. In September of 1999, the Company borrowed additional funds through an agreement with EMAC totaling $518,000. This loan carries an interest rate of approximately 9.5% and is amortized over a 15-year period. On March 31, 1999, the Company entered into an asset purchase agreement with subsidiaries of Pennzoil-Quaker State Company to acquire 73 Q Lube and Jiffy Lube Centers (See the Company's Form 8-K filed on April 14, 1999). The funds from the EMAC loans were used to purchase the service centers, to make significant improvements and refurbishments at the service centers, and for other general corporate purposes as noted above.

	As part of the asset purchase agreement to acquire the 73 Q Lube and Jiffy Lube Centers, the Company obtained a $700,000 short-term loan from Pennzoil-Quaker State Company. This loan carries an interest rate of approximately 10%.

	On July 26, 1999, the Company negotiated a waiver of the redemption rights on its Series A Preferred Stock held by Pennzoil-Quaker State Company. This waiver had the affect of reclassifying the Preferred Stock into stockholders' equity. See Form 8-K filed on July 29, 1999 for more details.

     Management believes that cash generated from its operations and cash on hand will be sufficient to satisfy the Company's operating requirements for the next twelve months. Any acquisitions or new service center sites will require the Company to sell additional equity, issue debt securities, or obtain additional credit facilities. Although the Company is reviewing these possibilities, there can be no assurance that such financing will be available. The sales, if any, of additional equity could result in dilution to the Company's stockholders.

Year 2000 Review

     The Company reviewed its computer systems in 1998 identifying those systems that could be affected by the "Year 2000" issue. The "Year 2000 problem" is the result of computer programs designating the year using two digits rather than four (98 versus 1998). As a result, in the year 2000, computer programs could recognize 00 as 1900 instead of the year 2000. The Company determined that some of its systems needed to be upgraded, mainly its point of sale systems ("POS"). The cost of upgrading its systems is not expected to have a material adverse impact on its business operations or financial condition. As of September 30, 1999, all POS systems were upgraded and the Company believes that there are no remaining systems that require upgrading at this time.


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

Item 2.   Changes in Securities: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of
          Security Holders: None

Item 5.   Other Information: None

Item 6. Exhibits and Reports on Form 8-K: The Company filed a report on Form 8-K on July 29, 1999 reporting that the Company has negotiated a waiver of the redemption rights on its Series A Preferred Stock held by Pennzoil-Quaker State Company.

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of November 1999.


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