Form 10-K
period 1999-12-31
LUCOR INC /FL/
filed 2000-03-30
CIK 914791

United States
                        Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 2000, was $ 1,606,698

As of March 15, 2000, there were 2,333,133 shares of the Registrant's Class A Common Stock, $.02 par value, outstanding and 502,155 shares of the Registrant's Class B Common Stock, $.02 par value, outstanding.

                    Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Annual meeting of Stockholders to be held in May 2000 are incorporated by reference in Parts II and III.

                                   Lucor, Inc.
                              Index to Form 10-K
                     For the Year Ended December 31, 1999



             	      	PART I	            	                                  Page

Item 1  - Business   . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2  - Properties  . . . . . . . . . . . . . . . . . . . . . .  . . .    5

Item 3  - Legal Proceedings  . . . . . . . . . . .  . . . . . . . . . .     6

Item 4  - Submission of Matters to a Vote of Security-Holders  . . . . .    6

                             PART II

Item 5  - Market for the Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . . . .    7

Item 6  - Selected Financial Data  . . . . . . . . . . . . . . . . . . .    7

Item 7  - Management's Discussion and Analysis
              Financial Condition and Results of Operations. . . . . . .   10

Item 8  - Consolidated Financial Statements and Supplementary Data . . .   17

Item 9  - Changes in and Disagreements with Accountants
               or Accounting and Financial Disclosure  . . . . . . . . .   54

                             PART III

Item 10 - Directors and Executive Officers of the Registrant . . . . . .   55

Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . .   55

Item 12 - Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . .   55

Item 13 - Certain Relationships and Related Transactions  . . . . . . . .  55

                              PART IV

Item 14 - Exhibits, Financial Statement Schedules
                and Reports on Form 8-K  . . . . . . . . . . . . . . . .   56

                                        PART I
-------------------------------------------------------------------------------

Item 1 - Business

General

     Lucor, Inc. (the "Registrant" or the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube." As of December 31, 1999, the Company operated two hundred nineteen service centers in eight states, including fifty two service centers in the Raleigh-Durham, North Carolina area, four service centers in the Greensboro/Winston-Salem, North Carolina area, twenty seven service centers in the Cincinnati, Ohio area (which includes northern Kentucky), fifteen service centers in the Pittsburgh, Pennsylvania area, seventeen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eighteen service centers in the Nashville, Tennessee area, twenty three in the Richmond and Tidewater Virginia area, eight service centers in the Lansing, Michigan area, and fifty in the Atlanta, Georgia area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except Lansing and Atlanta) and franchise agreements with JLI. Unless the context otherwise requires, references herein to the Company or the Registrant refer to Lucor, Inc. and its subsidiaries.

     Under a Combined Asset Purchase Agreement, dated March 31, 1999, the Company acquired seventy-three service centers from Q Lube, Inc. and a subsidiary of Jiffy Lube International ("JLI"). Twenty of these centers are located in the markets of Cincinnati, Ohio; Dayton, Ohio; Lansing, Michigan; and Nashville, Tennessee. The remaining fifty-three new centers are located in the Atlanta, Georgia area. Twenty-seven of the seventy-three service centers purchased were operated as "Jiffy Lube" centers, with the remaining forty-six operated as "Q Lube" centers. The Company has since converted these service centers into "Jiffy Lube" facilities.

     In addition, on December 16, 1999, the Company executed a Stock Purchase Agreement pursuant to which the Company purchased all of the outstanding stock of Quick 10 Corporation ("Quick 10"). At the time, Quick 10 operated twenty seven quick oil change and lubrication service centers under the trade name "Quick 10". Twenty-three of these centers are located in the Raleigh/Durham, North Carolina area and four are located in the Greensboro and Winston Salem, North Carolina areas. The Company has converted all twenty-three Raleigh/Durham area centers into "Jiffy Lube" facilities. Since the four centers in the Greensboro and Winston Salem areas are within an area which is operated by another "Jiffy Lube" franchisee, the Company has continued to operate these centers as "Quick 10" service centers, but is anticipates transferring these centers to such franchisee in April 2000.

     Within existing regions operating in 1999, the Company developed five new "Jiffy Lube" service centers, as well as acquiring two service centers from independent operators. One of the newly-developed service centers was constructed to replace a "Q Lube" service center that the Company acquired earlier in 1999, but whose lease terminated shortly after purchase of the center from Q Lube. The acquired centers have been converted into operation as "Jiffy Lube" centers.

     The Company's acquisitions of service centers in 1999 were consistent with its current growth strategies of acquiring service centers in areas where the "Jiffy Lube" trade name is already well-established or constructing new service centers in areas where the Company has already developed a strong presence. All 1999 growth and development occurred in regions where the Company was already operating except for the Atlanta area acquisitions, where the "Jiffy Lube" trade name was already firmly established in that market area, and the regional demographics fit well with the Company's current customer base. During 2000, the Company intends to follow a growth strategy of purchasing or building new stores within the areas where the Company already has a strong presence.

     Due to disappointing revenue and profits, the Company made the decision in 1998 to close twelve of its Sears service centers. As a result of this decision, during the fourth quarter of 1998, the Company took a charge of $1,383,475. The Company closed six of these service centers during the first quarter of 1999, five additional service centers during the second quarter of 1999, and one service center during February 2000.

     The Company made the decision in 1999 to close nine additional service centers, four of which are located in Sears service centers. As a result of this decision, during the fourth quarter of 1999, the Company took a charge of $276,007. The Company closed four of these service centers during the fourth quarter of 1999 and has closed two service centers during the first quarter of 2000. The remaining three service centers are scheduled to close by December 31, 2000.

Quick Lube Industry

     In the past, the traditional provider of oil change and lubrication services has been the corner gas station. The decline in the number of full-service gasoline stations has reduced the number of convenient places available to customers for performing basic preventative maintenance and fluid replacement service on their automobiles. The Company believes that this trend combined with convenience and service are significant factors in the continuing success of quick lube centers in the marketplace.

     As of February 29, 2000, 2,143 Jiffy Lube service centers were open in the United States. Franchisees of JLI operated 1,603 of the service centers and JLI owned and operated the remaining 540 locations. (Source: National Oil & Lube News, March 2000) Of the total JLI franchised service centers, the Company operates 216 locations (as of March 15, 2000) making it the largest franchisee.

     According to National Oil & Lube News, March 2000 edition, there are approximately 6,299 fast lube chain service centers in operation as of February 29, 2000, representing an increase in the number of fast lube operations by 4% over 1999. Jiffy Lube is the largest fast lube operation chain, more than double the number of service centers run by the next largest chain.

Services

     The products and services offered by the Company are designed to provide customers with a convenient way to perform preventative maintenance on their vehicles, typically in minutes and without an appointment. The Company's proprietary service mark "Signature Service" includes changing engine oil and filter, lubricating the chassis, checking for proper tire inflation, washing the windows, vacuuming the interior of the car, checking and replenishing fluids in the transmission, differential, windshield washer, battery and power steering, and examining the air filter, lights, and windshield wiper blades while performing a manufacturers recommended service review. The pricing of a Signature Service ranges from $24.99 to $29.99, depending on the geographic area.

    The Company also offers several other products and services including fuel injection system cleaning, automotive additives, manual transmission, differential and transfer case fluid replacement, radiator coolant replacement, tire rotation, air filter replacement, breather element replacement, positive crankcase ventilator valve (PCV valves) replacement, wiper blade replacement, headlight and light bulb replacement, complete transmission fluid replacement, preventative maintenance packages, and auto safety and emissions inspection services. In 1998, the Company introduced, as a test, the sale of batteries in most of its markets. The Company expanded the sale of batteries to all markets in 1999. Battery sales during 1999 accounted for 1% of sales. The Company does not perform any repairs on vehicles, only preventative maintenance and fluid replacement services.

     In combination with JLI, the Company's "fleet" business is arranged with large, national and local consumers of lubrication services who may obtain such services at the Company's service centers. These services are billed by the Company to the fleet customers through JLI for national fleet customers and by the Company for local fleet customers. The Company solicits fleet business from local fleet customers in each of its markets.

Service Centers

     A typical service center consists of approximately 2,200 square feet with three service bays, a customer lounge, storage area, a full basement and rest rooms. The operating staff at each service center consists of a manager, an assistant manager and usually eight additional employees. The service centers are open six days a week (with the exception of service centers located at Sears auto center which are open seven days a week, four hours on Sunday).

     In general, the Company's service centers are well lit, clean, and provide customers an attractive surrounding and comfortable professional waiting area while their vehicle is serviced.

Marketing

     The Company uses newsprint, public relations, direct marketing, radio and television advertising to market its products and services. In addition to the Company's marketing programs, JLI conducts national marketing programs for Jiffy Lube service centers, principally through television advertising. The Company does not pay any fee to JLI for their advertising programs. In addition to direct advertising, the Company emphasizes the development of goodwill in the communities in which it operates through involvement in community promotions. Some of the Company's community campaigns include Coats for Kids, Teaching Excellence, Jump Start on Reading, and Boy Scouts Scouting for Food.

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

	Richmond/Tidewater. The Company has an area development agreement which requires the Company to develop one service center in each of the next two years. The Company has plans to meet this obligation. The Company has a right of first refusal to develop service centers until December 31, 2008.

	Atlanta. The Company acquired fifty three Jiffy Lube and Q Lube service centers located in the Atlanta, Georgia area on April 30, 1999. The Company has exclusive right to develop service centers in specified counties within the Atlanta, GA area for three years. The Company has the right of first refusal for the sale of service centers or to develop service centers until April 30, 2009.

     The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 2000, the initial franchise fee ranges from $12,500 to $35,000. The franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the 15th of the following month, a practice followed by the Company.

Management Services Agreement

     Each of the Company's operating subsidiaries has entered into a management service agreement with Navigator Management, Inc., a Florida corporation ("Navigator"), pursuant to which Navigator, as an independent contractor, operates, manages and maintains the service centers. Navigator is owned by Stephen P. Conway and Jerry B. Conway, both of whom are executive officers and directors of the Company and each subsidiary, as well as principal shareholders of the Company. These agreements continue until the termination of the last franchise agreement between the Company and JLI. For its services, Navigator receives an amount equal to a percentage of the annual net sales of each service center operated by a subsidiary, calculated as follows:


         Number of                                 Management Fee
      Service Centers                            Per Service Center
    ------------------                          --------------------
           1 - 34	                       4.50% of the sales of these centers
          35 - 70                        3.00% of the sales of these centers
         71 - 100                        2.25% of the sales of these centers
       More than 100                     1.50% of the sales of these centers


Expansion Plans

    During 1999, the Company acquired 102 service centers, the largest acquisition by any Jiffy Lube Franchisee. The Company intends to stabilize growth during 2000 by making small acquisitions and building new service centers within existing regions of business. The Company has five sites under development in current markets.

Competition

     The quick oil change and lubrication industry is highly competitive with respect to the service location, product type, customer service, and price. The Company's service centers compete in their local markets with the "installed market" consisting of service stations, automobile dealers, independent operators and franchisees of automotive lubrication service centers, some of which operate multiple units offering nationally advertised lubrication products such as Havoline and Valvoline motor oil. Some of the Company's competitors are larger and have been in existence for a longer period than the Company. However, the Company is larger than the majority of independent operators in its markets and it believes that its size is an advantage in these markets as it affords the Company the benefits of marketing, name awareness and service as well as economies of scale for purchasing and easier access to capital for improvements.

Government Regulation and Environmental Matters

     The Company's service centers store new oil and generate and handle large quantities of used automotive oils and fluids. Accordingly, the Company is subject to a number of federal, state and local environmental laws governing the storage and disposal of automotive oils and fluids. Noncompliance with such laws and regulations, especially those relating to the installation and maintenance of underground storage tanks (UST's), could result in substantial cost. As of December 31, 1999, six of the Company's service centers had UST's on the premises. All six locations have UST's at the requirement of local and state regulatory authorities. Those UST's in use comply with all Environmental Protection Agency regulations that became effective December 22, 1998. The Company is not aware that any leaks have occurred at any of its existing UST's.

     In addition, the Company's service centers are subject to local zoning laws and building codes which could adversely impact the Company's ability to construct new service centers or to construct service centers on a cost-effective basis.

Employees

	As of December 31, 1999, the Company employed 2,012 people, of which 1,929 were engaged in operating the Company's Jiffy Lube Service Centers and the remainder were in management, development, marketing, finance and administrative capacities. None of the Company's employees are represented by unions. The
Company considers its employee relations to be good.

Item 2 - Properties

Twenty-three of the Company's two hundred sixteen service centers are owned, with the balance of the service centers leased. Most of the leases are for a twenty year period with generally one to two, ten year options to renew. Twelve of the company's owned service centers are secured by a mortgage held by Enterprise Mortgage Acceptance Company, LLC ("EMAC"). Ninety-eight of the leased service centers are secured by a leasehold mortgage held by EMAC. Four of the Company's owned service centers are secured by a mortgage held by Franchise Finance Corporation of America. The Company also owns a 13,500 square foot office building in Raleigh, North Carolina which is secured by a mortgage to Centura Bank as described in the notes to the financial statements.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

                                   PART II
--------------------------------------------------------------------------------

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company has two classes of Common Stock consisting of Class A Common Stock and Class B Common Stock. The Class A stock is traded on The NASDAQ Stock Market(r) SmallCaps market under the symbol LUCR. The Class B Common Stock is closely held and not traded in any public market.

     As of December 31, 1999, there were approximately 635 holders of record of the Class A Common Stock and two record holders of the Class B Common Stock. No cash dividends have ever been paid on either class of the Company's Common Stock.

     The following table shows high and low sales prices for the Class A Common Stock of Lucor as reported on the NASDAQ - SmallCaps market.

                                1999                         1998
                            Market Price                 Market Price
 Quarter Ended             High      Low              High           Low

March 31                  $ 5.00    $ 3.50            $ 5.00        $ 2.50
June 30                   $ 4.94    $ 3.94            $ 6.88        $ 3.88
September 30              $ 5.25    $ 3.06            $ 6.75        $ 4.75
December 31               $ 4.25    $ 1.75            $ 6.00        $ 4.00

Item 6 - Selected Financial Data

	The selected consolidated financial data of the Company set forth on the following page are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this 10-K Report. The income statement data for each of the years in the five year period ended December 31 and the Balance Sheet data as of December 31, 1995, 1996, 1997, 1998, and 1999 are derived from audited Consolidated Financial Statements.

                                     LUCOR, INC.
                      Five Year Summary of Selected Financial Data

                               1999           1998          1997         1996          1995
                           -----------   ----------    ----------     ----------
Income Statement Data:
  Net sales                $84,018,095   $55,307,206   $42,678,313   $37,772,799   $28,153,521
  Cost of sales             18,683,931    12,715,861     9,979,363     8,951,465     6,748,266
                            ----------    ----------    ----------    ----------    ----------
  Gross profit              65,334,164    42,591,345    32,698,950    28,821,334    21,405,255
                            ----------    ----------    ----------    ----------    ----------
Costs and expenses:
  Direct                    32,905,302    20,449,478    16,494,374    14,059,886    10,020,278
  Operating                 16,264,016    10,981,273     8,923,880     7,786,260     6,053,513
  Depreciation,
   amortization              2,752,908     2,217,366     2,056,059     2,001,300       848,301
  Selling, general,admin.   11,496,058     7,388,269     5,928,152     5,455,291     3,183,110
  Impairment Loss(Service
   center closings)            276,007     1,383,475         -             -             -
                            ----------    ----------    ----------    ----------    ----------
                            63,694,291    42,419,861    33,402,465    29,302,737    20,105,202

Income (loss)
 from operations             1,639,873       171,484      (703,515)     (481,403)    1,300,053

Interest expense            (3,764,526)   (2,664,938)   (1,480,679)   (1,176,149)     (450,471)
Income(loss) before
 provision for
 income taxes and
 extraordinary item         (1,844,969)   (2,287,498)   (2,122,038)   (1,464,994)      921,679
Income (loss) before
 extraordinary item         (1,972,626)   (2,114,481)   (1,581,443)   (1,201,988)      540,243
Extraordinary loss
 (net of tax)                    -             -          (258,625)        -             -

Net income (loss)          $(1,972,626)  $(2,114,481)  $(1,840,068)  $(1,201,988)  $   540,243
                            ==========    ==========    ==========    ==========    ==========

Preferred dividend            (140,000)     (140,000)     (140,000)     (133,287)      (35,000)
Income (loss) before
 extraordinary item
 available to common
 shareholders              $(2,112,626)  $(2,254,481)  $(1,721,443)  $(1,335,275)  $   505,243
                           ============   ==========   ===========   ===========   ===========

Basic income (loss)
 before extraordinary
 item per common share          $(0.75)       $(0.80)       $(0.61)       $(0.54)        $0.26

Diluted income (loss)
 before extraordinary
 item per common share          $(0.75)       $(0.80)       $(0.61)       $(0.54)        $0.26

Cash dividends declared
 per share                       -0-           -0-           -0-           -0-           -0-

Weighted average common
 shares outstanding -
 Basic                       2,828,480     2,824,868     2,842,367     2,451,683     1,944,618

Weighted average common
 shares outstanding -
 Dilutive                    2,828,480     2,824,868     2,842,367     2,451,683     1,960,38



                                                    December 31,
                                    1999            1998         1997          1996          1995
                                -----------     -----------   -----------   -----------   -----------
Balance Sheet Data:
  Cash and other short-term
   assets                       $14,134,681     $ 6,947,635   $ 6,614,374   $ 5,213,281   $ 4,143,399
  Property and equipment, net    33,419,225      23,292,926    21,839,319    22,506,488    14,246,603
  Other assets, net              34,788,122      16,038,927     4,766,587     4,907,840     3,288,044

Total assets                    $82,342,028     $46,279,488   $33,220,280   $32,627,609   $21,678,046
                                ===========     ===========   ===========   ===========   ===========

Short-term obligations/debt      14,770,039       6,984,231     4,757,756     5,335,200     3,266,336
Long-term liabilities            62,486,911      32,167,303    18,855,114    16,304,431    12,198,968
Preferred stock, redeemable          --           2,000,000     2,000,000     2,000,000     2,000,000
Stockholders' equity              5,085,078       5,127,954     7,607,410     8,987,978     4,212,752


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is engaged through its subsidiaries in the automotive fast oil change, fluid maintenance lubrication, and general preventative maintenance service business at two hundred nineteen service centers in eight states, including fifty-two service centers in the Raleigh-Durham, North Carolina area, four service centers in the Greensboro/Winston-Salem, North Carolina areas, twenty-seven service centers in the Cincinnati, Ohio area (which includes northern Kentucky), fifteen service centers in the Pittsburgh, Pennsylvania area, seventeen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eighteen service centers in the Nashville, Tennessee area, twenty-three in the Richmond and Tidewater Virginia area, eight service centers in the Lansing, Michigan area, and fifty in the Atlanta, Georgia area. Starting in early 1995, the Company embarked on a plan of expansion, involving acquisition of facilities in new markets as well as construction of new sites in current markets.

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

     During 1996, the Company acquired substantially all the assets of Quick Lube, Inc., which included six Jiffy Lube service centers in the Lansing, Michigan area. In addition, site development continued in its existing markets, adding four centers in Cincinnati, six in Dayton, three in Nashville, six in North Carolina, and nine in Pittsburgh.

     During 1997, the Company added six service centers. One center was acquired in Lansing, Michigan, a Sears center in Cincinnati, Ohio, one service center in Dayton, Ohio, one service center in Nashville, Tennessee, and one service center in Pittsburgh, Pennsylvania. At the end of 1997, the Company had one hundred service centers in operation.

     In 1998, the Company built one service center in Pittsburgh and one in Nashville. In addition, it acquired three service centers from independent owners, one in Cincinnati and two in Nashville, that were not Jiffy Lube service centers. These service centers have been converted to Jiffy Lube service centers. On April 1, 1998, the Company acquired substantially all of the assets of Tidewater Lube Ventures, Inc. ("TLV") and Lube Ventures East, Inc. ("LVE") which added twenty-three Jiffy Lube service centers; nine in the Richmond, Virginia area, twelve in the Tidewater, Virginia area, and two in eastern North Carolina. At the end of 1998, the Company had one hundred twenty eight Jiffy Lube service centers in operation.

     During 1999, the Company built five service centers plus acquired two service centers from independent operators. On March 31, 1999, the Company acquired 20 "Q Lube" facilities located in the markets of Cincinnati, Ohio, Dayton, Ohio, Lansing, Michigan and Nashville, Tennessee. The Company acquired 53 Jiffy Lube and Q Lube service centers located in the Atlanta, Georgia area on April 30, 1999. On December 16, 1999, the Company executed a Stock Purchase Agreement with Quick 10 Corporation ("Quick 10") to purchase 23 lube service centers in the Raleigh/Durham area and 4 quick lube service centers in the Greensboro and Winston Salem, North Carolina area. All service centers acquired in 1999 will be converted to Jiffy Lube service centers in 2000.

     During 1999, the Company has borrowed $31,602,353 from four sources to finance the acquisition of the 102 service centers noted above and to refurbish and update those service centers. The financing was also used to provide funds for the Company to build service centers during 1999, and for other general corporate purposes.

Results of Operations

     The Company's primary indicator of business activity is revenue generated. Costs are measured as a percentage of net sales. Cost of sales and direct costs (which includes labor at the retail level and other volume-related operating costs) can be expected to vary approximately in line with sales volumes. Operating costs include store occupancy costs, insurance, royalties paid to the franchisor, management fees and other lesser categories of expenses. Store occupancy costs can be expected to vary, either with periodic, contractual rent increases at leased locations or as a function of sales for those leases which have a sales based rent schedule. Real estate taxes are subject to periodic adjustments. Royalty fees paid to the franchisor are 4% of sales and management fees are paid at rates described above (see Management Services Agreement). The Company's service centers are open six days per week and average 308 days of operation per year.

     The Company experienced a loss for the year of approximately $1,973,000 due in large part to the loss generated by the newly acquired stores in Atlanta and the Q Lubes stores in areas the Company already had a presence. The loss from these areas account for approximately $1,363,000 of the total loss or approximately $0.48 per share. It is anticipated that the operations will return to profitability in the year 2000.

1999 Compared to 1998

     Net sales increased by 51.9% from 1998 to 1999 due to the increase in base business over the previous year as well as the impact of new service centers which were opened and acquired during 1999 as indicated on the following table:

                                                    1999               1998
                                                   ------             ------

Same stores		             9.5%		               	$ 60,563,606     	$ 55,307,206

New Stores				                               			  23,454,489	                0
                                                ------------      ------------
Total new sales change	 	51.9%		               	$ 84,018,095     	$ 55,307,206
							                                        	============     	============

     The Company's average daily sales per service center increased by 13% when comparing 1999 with 1998. The average daily sales per service center for base business in 1999 increased 22.5% when comparing 1999 and 1998 results. The Company anticipates improved average daily sales per service center in the service centers acquired in 1999 during the first quarter of 2000. Sales were lower than could otherwise be expected in the third quarter of 1999 due to two hurricanes that interrupted business in the Company's two largest regions, Raleigh-Durham, North Carolina and Tidewater-Richmond, Virginia. The hurricanes caused most of the service centers in these regions to close and drastically reduced business at other stores. One service center closed for approximately two months due to flood damage from the hurricanes. The repair costs were not significant.

     Cost of sales, which represents the direct cost of material sold to the customer (oil, filters, lubricants, wiper blades, additives, etc.) decreased as a percent of sales from 23.0% to 22.2%. The decrease in the cost of sales reflects the Company's continued efforts to reduce costs of materials purchased, an increase in the price of its basic signature service oil change, and increased sales of services that have little or no material content. Pennzoil-Quaker State Company, the major supplier of oil for the Company, implemented a price increase of approximately four cents per quart in August 1999 which increased the Company's cost of sales but was offset by other savings and the price increase.

     Direct operating costs increased by $12,455,824 or 60.9% in 1999 as compared to 1998. As a percent of sales these costs increased from 37.0% in 1998 to 39.2% in 1999. Labor costs accounted for a majority of this increase, representing an increase of approximately 1.1% of sales. This increase is the result of higher labor costs at the newly acquired service centers, including higher fixed labor charges at stores for store management at these services centers, most of which have lower sales per store. Other direct costs increased approximately 1.1%. This increase is the result of start up costs associated with the newly acquired service centers. Without the acquisitions, direct costs for 1999 would have been approximately 37.7%.

     Operating costs increased by $5,282,743 or 48.1% in 1999 as compared to 1998. This increase is less than the percentage of sales increase. As a percent of sales, operating costs decreased from 19.9% of sales in 1998 to 19.4% of sales in 1999. Operating costs consist primarily of facility related costs such as rents, real estate and personal property taxes plus royalties paid to JLI as part of the franchise agreement and management fees paid to Navigator Management, Inc. Since some of these costs are fixed (mainly rent), the cost per sales dollar decreases as the sales increase.

     Depreciation and amortization costs increased by $535,542. The majority of the increase in depreciation and amortization expense for 1999 is due to the acquisition of the service centers as noted above.

     Selling, general, and administrative (SGA) costs increased by $4,107,789 or 55.6% in 1999 as compared to 1998. As a percent of sales, SGA costs increased by 0.3%. The increase in these costs reflect additional costs required due to the acquisition of additional service centers and the required costs associated with their administration and marketing.

     In 1999, the Company recorded an impairment loss of $276,007 reflecting its anticipation of closing nine stores. Four of the stores are Sears, three of which were acquired in the Atlanta acquisition. The remaining five stores are not meeting expected operating results. The Company closed four of these service centers during the fourth quarter of 1999 and has closed two service centers during the first quarter of 2000. The remaining three service centers are scheduled to close by December 31, 2000.

     In 1998, the Company recorded an impairment loss of $1,383,475 reflecting the write down of assets at twelve of its sixteen service centers located at Sears auto centers. The Company closed six of these service centers during the first quarter of 1999, five additional service centers during the second quarter of 1999, and one service center during February 2000.

     Interest expense increased by $1,099,588 reflecting the increased debt acquired due to the acquisitions as noted above.

     Other income increased by $73,728 in 1999 compared to 1998. This increase is the result of additional interest and commission income for the year.

     A charge of $127,657 was made for income taxes due mainly to state income taxes. The Company has substantial net operating loss carryforwards for Federal and some states, however the tax benefit generated by these net operating loss carryforwards are being offset by valuation reserves.

Dividends on Series A preferred stock were $140,000 in 1999.

1998 Compared to 1997

     Net sales increased by 30% from 1997 to 1998 due to the increase in base business over the previous year as well as the impact of new service centers which were opened and acquired during 1998 as indicated on the following table:

                                                    1998               1997
                                                   ------             ------

Same stores		              		 3%	             		$ 43,974,140     	$ 42,678,313

New Stores						                               	  11,333,066	                0
                                                ------------      ------------
Total new sales change	     	30%	             		$ 55,307,206     	$ 42,678,313
							                                        	============     	============

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

     Operating costs increased by $2,057,393 or 23.1% in 1998 as compared to 1997. This increase is less than the sales increase. As a percent of sales, operating costs decreased from 20.9% of sales in 1997 to 19.9% of sales in 1998. Operating costs consist primarily of facility related costs such as rents, real estate and personal property taxes plus royalties paid to JLI as part of the franchise agreement and management fees paid to Navigator Management, Inc.
Since some of these costs are fixed (mainly rent), the cost per sales dollar decreases as the sales per day increases. In addition, the Company has contracted with companies to receive payment for waste oil removed from its facilities.

     Depreciation and amortization costs increased by $161,307. This small increase in depreciation and amortization reflects the declining depreciation on assets acquired prior to 1997, since they are being depreciated on an accelerated basis, offset by the increased depreciation and amortization on assets acquired in 1998, primarily those of TLV and LVE.

     Selling, general, and administrative (SGA) costs increased by $1,460,117 or 24.6% in 1998 as compared to 1997. As a percent of sales, SGA costs decreased by 0.5%. The increase in these costs reflect additional costs required due to the acquisition of additional service centers and the required costs associated with their administration and marketing.

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

Liquidity and Capital Resources

     As of December 31, 1999, the Company had cash and current assets of $14,134,681 and short term obligations (including the current portion of long term debt) of $14,770,039 for net working capital of ($635,358). Cash provided by operations amounted to $4,916,812. Net cash used in investing activities was $32,580,951. These funds were spent on building service centers, the purchase of two service centers from an independent operator, and the acquisition of seventy-three Jiffy Lube and Q Lube service centers and twenty-seven Quick 10 service centers as noted elsewhere in this 10-K.

      During 1999, the Company has borrowed $31,602,353 from four sources to finance the acquisition of the one hundred two service centers noted above and to refurbish and update those service centers. The financing was also used to provide funds for the Company to build and furbish service centers during 1999, and for other general corporate purposes.

     The Company borrowed funds during the first quarter of 1999 through an agreement with Franchise Finance Corporation of America ("FFCA") for $2,600,000. This loan carries an interest rate of approximately 9.5% and is amortized over a 25-year period. These funds were used in the construction of new service centers and other general corporate purposes as noted above.

     The Company also borrowed funds in the first quarter of 1999 through an agreement with Centura Bank totaling $855,353. This loan carries an interest rate of approximately 9.0% and is amortized over a fifteen-year period with a balloon payment after five years. These funds were applied toward construction costs associated with building an addition to the Company's headquarters in North Carolina and to pay off a loan from Centura obtained when the Company purchased the building.

     On March 31, 1999, the Company entered into an asset purchase agreement with subsidiaries of Pennzoil-Quaker State Company to acquire seventy-three Q Lube and Jiffy Lube Centers (See the Company's Form 8-K filed on April 14,
1999). A series of loans were obtained from Enterprise Mortgage Acceptance Company, LLC ("EMAC") to fund this acquisition. In June of 1999, the Company borrowed funds totaling $9,070,000. This loan carries an interest rate of approximately 9.25% and is amortized over a 15-year period. In September of 1999, the Company borrowed additional funds totaling $518,000. This loan carries an interest rate of approximately 9.5% and is amortized over a 15-year period.

     In December 1999, the Company borrowed $1,780,000 from EMAC for the acquisition of two service centers in Virginia. This loan carries an interest rate of approximately 9.7% and is amortized over a fifteen-year period.

     On December 16, 1999, the Company executed a Stock Purchase Agreement with Quick 10 Corporation ("Quick 10") to purchase twenty-three lube service centers in the Raleigh/Durham area and four quick lube service centers in the Greensboro and Winston Salem, North Carolina area. (See the Company's Form 8-K filed on January 3, 2000). The Company borrowed funds through an agreement with EMAC totaling $16,079,000. This loan carries an interest rate of approximately 9.8% and is amortized over a 15-year period.

    The funds from the EMAC loans were used to purchase the service centers, to make significant improvements and refurbishments at the service centers, and for other general corporate purposes as noted above.

    As part of the asset purchase agreement to acquire the seventy-three Q Lube and Jiffy Lube Centers, the Company obtained a $700,000 short-term loan from Jiffy Lube International. This loan carries an interest rate of approximately 10%.

    As of December 31, 1998, the Company had cash and current assets of $6,947,635 and short term obligations (including the current portion of long term debt) of $6,984,231 for net working capital of ($36,596). Cash provided by operations amounted to $2,635,958. Net cash used in investing activities was $16,775,636. These funds were mainly spent on the addition of service centers and the acquisition of TLV and LVE as noted elsewhere in this 10-K.

     In February of 1998, the Company borrowed additional funds through an agreement with Enterprise Mortgage Acceptance Company, LLC ("EMAC") totaling $1,787,000. This loan carries an interest rate of approximately 8.5% and is amortized over a 15 year period. The first three month's payments are interest only. In March of 1998, the Company borrowed an additional $13,274,000 through an agreement with EMAC. This loan carries an interest rate of approximately 8.6% and is amortized over a 15 year period. Most of these funds were applied towards the purchase price of the twenty three Jiffy Lube service centers referenced above.

     On July 26, 1999, the Company negotiated a waiver of the redemption rights on its Series A Preferred Stock held by Pennzoil-Quaker State Company. This waiver had the affect of reclassifying the Preferred Stock into stockholders' equity. See Form 8-K filed on July 29, 1999 for more details.

     Based on the Company's current level of operations and anticipated growth in net sales and earnings as a result of its business strategy, the Company expects that cash flows from operations and funds from currently available facilities will be sufficient to enable the Company to meet its anticipated cash requirements for the next 12 months, including for debt service. In addition, the Company believes that it will be able to obtain additional financing through its lender to facilitate expansion plans over the next three to five years. If the Company is unable to satisfy its cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures and expansion plans, restructuring indebtedness, or selling assets. The Company contemplates the sale of additional equity instruments over the next twelve months. There can be no assurance that there will be a market for the Company's equity instruments at a price that the Company deems sufficient. The sale of additional equity could result in additional dilution to the Company's stockholders.

Year 2000 Review

     The Company reviewed its computer systems in 1998 identifying those systems that could be affected by the "Year 2000" issue. The "Year 2000 problem" is the result of computer programs designating the year using two digits rather than four (98 versus 1998). As a result, in the year 2000, computer programs could recognize 00 as 1900 instead of the year 2000. The Company determined that some of its systems needed to be upgraded, mainly its point of sale systems ("POS"). The cost of upgrading its systems did not have a material adverse impact on its business operations or financial condition. By the end of 1999, the Company had upgraded all computer systems. The Company experienced one minor problem with third party software used for POS charge card transactions which resulted in multiple credit card charges. The problem was noted quickly and multiple credit card charges were reversed with a minor amount of expense to the Company.

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

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                                          Page

Consolidated Financial Statements:

  Independent Auditors' Report                                              19


  Consolidated Balance Sheets as of December 31, 1999 and 1998              20

  Consolidated Statements of Loss for the years ended
    December 31, 1999, 1998 and 1997                                        21

  Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1999, 1998 and 1997                                 22

  Consolidated Statements of Cash Flows for the years
    ended December 31, 1999, 1998 and 1997                                  23

   Notes to Consolidated Financial Statements                               24

Financial Statement Schedule:

  All schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                       LUCOR, INC. AND SUBSIDIARIES

                    Consolidated Financial Statements

                       December 31, 1999 and 1998

               (With Independent Auditors' Report Thereon)

                       Independent Auditors' Report


To the Board of Directors and Stockholders
Lucor, Inc. and Subsidiaries
Raleigh, North Carolina


We have audited the accompanying consolidated balance sheets of Lucor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
--------------------
KPMG LLP

Raleigh, North Carolina
March 17, 2000

                           LUCOR, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                                   1999               1998
          Assets                                  ------             ------

Current assets:
  Cash and cash equivalents (note 14)     $    7,097,115          3,269,859
   Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $59,265 and $60,935 at
    December 31, 1999 and 1998,
    respectively                                 745,883            356,134
   Accounts receivable, other                    722,786            448,606
   Income tax receivable                           -                 40,241
   Inventories, net of obsolescence
    reserves of $67,556 and $47,932
    at December 31, 1999 and 1998
    respectively                               4,885,220          2,401,953
  Prepaid expenses                               683,677            417,135
                                           -------------      -------------
     Total current assets                     14,134,681          6,933,928
                                           -------------      -------------
Property and equipment, net of
 accumulated depreciation (notes
  3 and 6)                                    33,419,225         23,292,926
                                           -------------      -------------
Other assets:
 Franchise and operating rights, net
  of accumulated amortization of
  $501,724 and $215,025 at
  December 31, 1999 and 1998,
  respectively (note 7)                        8,385,966          8,672,665
 Goodwill, net of accumulated
  amortization of $612,630 and
  $420,856 at December 31, 1999
  and 1998, respectively (note 7)             21,956,315          4,118,558
 Leasehold license, application, area
  development, loan acquisition, and
  non-compete agreements, net of
  accumulated amortization of $1,451,568
  and $997,298 at December 31, 1999
  and 1998, respectively                       4,285,748          3,156,011
 Deposits                                         96,593             91,693
 Other assets                                     63,500             13,707
                                           -------------      -------------
                                              34,788,122         16,052,634
                                           -------------      -------------
                                         $    82,342,028         46,279,488
                                           =============      =============


          Liabilities and
           Stockholder's Equity

Current liabilities:
 Current portion of long-term
  debt (note 6)                                3,136,090          1,675,548
 Current portion of capital
  lease                                            -                 23,631
 Current portion of deferred
  revenue (note 17)                              200,000              -
 Accounts payable                              5,428,011          2,501,057
 Income tax payable                               43,002              -
 Accrued expenses:
   Payroll                                     1,159,206            690,279
   Management fees                               779,180            444,450
   Property taxes                                517,649            389,752
   Other                                       3,471,901          1,224,514
   Preferred dividend                             35,000             35,000
                                           -------------      -------------
     Total current liabilities                14,770,039          6,984,231
                                           -------------      -------------
Long-term debt, net of current
 portion (note 6)                             60,178,661         32,112,596
Deferred gain (notes 5 and 8)                     90,348             54,707
Deferred revenue and other long-term
 liabilities (note 17)                         2,067,902              -
Deferred taxes (note 4)                          150,000              -
                                          --------------      -------------
     Total long-term liabilities              62,486,911         32,167,303

Series A redeemable preferred
 stock (note 10)                                   -              2,000,000

Stockholders' equity (notes 9,
 10, 11 and 12):
  Series A Preferred stock, $100 par
   value, 20,000 shares authorized,
   issued and outstanding                      2,000,000              -
  Preferred stock, $.02 par value,
   ($.10 liquidation preference),
   authorized 5,000,000 shares,
   issued and outstanding, none                    -                  -
Common stock, Class "A", $.02 par
   value, 5,000,000 shares
   authorized, 2,331,633 and
   2,316,133 shares issued and
   outstanding at December 31, 1999
   and 1998, respectively                         46,632            46,322
  Common stock, Class "B", $.02 par
   value, 2,500,000 shares
   authorized, 502,155 shares issued
   and outstanding at December 31,
   1999 and 1998                                  10,043            10,043
  Additional paid-in capital                   9,444,699         9,375,259
  Treasury stock at cost (760 shares
   at December 31, 1999 and 1998)                 (3,437)           (3,437)
 Accumulated deficit                          (6,412,859)       (4,300,233)
                                           -------------     -------------
     Total stockholders' equity                5,085,078         5,127,954
                                           -------------     -------------
Commitments and contingencies
 (note 8)

                                         $    82,342,028        46,279,488
                                           =============     =============

See accompanying notes to consolidated financial statements.

                          LUCOR, INC. AND SUBSIDIARIES

                        Consolidated Statements of Loss

                  Years ended December 31, 1999, 1998 and 1997

                                       1999             1998            1997
                                      ------           ------          ------
Net sales                         $  84,018,095     55,307,206      42,678,313
Cost of sales (note 5)               18,683,931     12,715,861       9,979,363
                                  -------------   ------------   -------------
          Gross profit               65,334,164     42,591,345      32,698,950
                                  -------------   ------------   -------------
Costs and expenses:
  Direct                             32,905,302     20,449,478      16,494,374
  Operating (note 5)                 16,264,016     10,981,273       8,923,880
  Depreciation and amortization       2,752,908      2,217,366       2,056,059
  Selling, general and
   administrative                    11,496,058      7,388,269       5,928,152
  Impairment loss - service
   center assets (note 13)              276,007      1,383,475           -
                                  -------------  -------------   -------------
                                     63,694,291     42,419,861      33,402,465
                                  -------------  -------------   -------------
          Income (loss) from
           operations                 1,639,873        171,484        (703,515)
                                  -------------  -------------   -------------
Interest expense                     (3,764,526)    (2,664,938)     (1,480,679)
Other income                            279,684        205,956          62,156
                                  -------------  -------------   -------------
                                     (3,484,842)    (2,458,982)     (1,418,523)
                                  -------------  -------------   -------------
          Loss before provision
           for income taxes and
           extraordinary item        (1,844,969)    (2,287,498)     (2,122,038)

Income tax benefit
 (expense) (note 4)                    (127,657)       173,017         540,595
                                   -------------  -------------    ------------
          Loss before extra-
           ordinary item             (1,972,626)    (2,114,481)     (1,581,443)

Extraordinary item - loss on
 extinguishment of debt, net of
 income tax benefit of $133,000
 (note 6)                                 -              -            (258,625)
                                  -------------  -------------   -------------
          Net loss               $   (1,972,626)    (2,114,481)     (1,840,068)
                                   =============  =============   =============
          Loss before extra-
           ordinary item             (1,972,626)    (2,114,481)     (1,581,443)

Preferred dividend                     (140,000)      (140,000)       (140,000)
                                  -------------  -------------   -------------
          Loss before extra-
           ordinary item
           available to common
           shareholders          $   (2,112,626)    (2,254,481)     (1,721,443)
                                  =============  =============   =============

Basic and diluted loss per
 common share:
  Loss before extraordinary
   item available to common
   shareholders                           (0.75)         (0.80)          (0.61)

  Extraordinary item                      -              -               (0.09)
                                  -------------  -------------   -------------
  Net loss per common share
   available to common
   shareholders                  $        (0.75)         (0.80)          (0.70)
                                  =============  =============   =============

Weighted average common shares
 Outstanding:
  Basic and dilutive                  2,828,480      2,824,868       2,842,367
                                 =============   =============   =============

See accompanying notes to consolidated financial statements.

                              LUCOR, INC. AND SUBSIDIARIES

                       Consolidated Statements of Stockholders' Equity

                          Years ended December 31, 1999, 1998 and 1997

                                                 Preferred
                                                  Stock                    Common Stock
                                            ------------------   -----------------------------------
                                                                     Number of Shares
                                             Number                  ----------------
                                               of         Par        Class       Class        Par
                                             shares      value        "A"         "B"        value

Balance at December 31, 1996                     -           -      2,099,733   702,155      56,037
Stock issued for directors' fees
 (note 12)                                       -           -          1,000         -          20
Sale of stock to directors(note 9)               -           -         45,000         -         900
Capital contribution (note 5)                    -           -              -         -           -
Net loss                                         -           -              -         -           -
Preferred dividend (note 10)                     -           -              -         -           -
                                            ------    --------      ---------  --------     -------
Balance at December 31, 1997                     -           -      2,145,733   702,155      56,967
Repurchase of shares (note 9)                    -           -        (39,000)        -        (780)
Exchange of shares (note 9)                      -           -        200,000  (200,000)          -
Stock issued for employee bonuses
 and directors' fees (note 12)                   -           -          9,400         -         188
Net loss                                         -           -              -         -           -
Preferred dividend (note 10)                     -           -              -         -           -
                                            ------   ---------     ----------  --------     -------
Balance at December 31, 1998                     -           -      2,316,133   502,155      56,365
Waiver of redemption rights (note 10)       20,000   2,000,000              -         -           -
Stock issued for employee bonuses
 and director's fees (note 12)                   -           -         15,500         -         310
Net loss                                         -           -              -         -           -
Preferred dividend (note 10)                     -           -              -         -           -
                                            ------   ---------    -----------  --------     -------
Balance at December 31, 1999                20,000  $2,000,000      2,331,633   502,155   $ 56,675
                                            ======   =========    ===========  ========     =======

                                         LUCOR, INC. AND SUBSIDIARIES

                              Consolidated Statements of Stockholders' Equity

                               Years ended December 31, 1999, 1998 and 1997

                                               Treasury Stock
                                              ----------------

                                 Additional   Number
                                   paid-in      of                 Retained
                                   capital     shares     Cost      deficit
                                 ----------   ------    ------     ---------
Balance at December 31, 1996      9,001,062     760     (3,437)      (65,684)
Stock issued for directors'
 fees (note 12)                       2,730       -          -             -
Sale of stock to directors
 (note 9)                           257,850       -          -             -
Capital contribution (note 5)       338,000       -          -             -
Net loss                                  -       -          -    (1,840,068)
Preferred dividend (note 10)              -       -          -      (140,000)
                                  ---------    ----     ------   -----------
Balance at December 31, 1997      9,599,642     760     (3,437)   (2,045,752)
Repurchase of shares (note 9)      (274,220)      -          -             -
Exchange of shares (note 9)               -       -          -             -
Stock issued for employee
 bonuses and directors' fees
 (note 12)                           49,837       -          -             -
Net loss                                  -       -          -    (2,114,481)
Preferred dividend (note 10)              -       -          -      (140,000)
                                  ---------    ----     ------   -----------
Balance at December 31, 1998      9,375,259     760     (3,437)   (4,300,233)
Waiver of redemption rights
 (note 10)                                -       -          -             -
Stock issued for employee
 bonuses and director's
 fees (note 12)                      69,440       -          -             -
Net loss                                  -       -          -    (1,972,626)
Preferred dividend (note 10)              -       -          -      (140,000)
                                  ---------    ----     ------   -----------
Balance at December 31, 1999      9,444,699     760     (3,437)   (6,412,859)
                                  =========    ====     ======   ===========

See accompanying notes to consolidated financial statements.


                                LUCOR, INC. AND SUBSIDIARIES

                            Consolidated Statements of Cash Flows

                         Years ended December 31, 1999, 1998 and 1997

                                                     1999            1998           1997
                                                 ------------    ------------   ------------

Cash flows from operations
 Net loss                                        $ (1,972,626)     (2,114,481)    (1,840,068)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
   Amortization of deferred gain                       (2,747)           (229)        (1,200)
   Depreciation of property and equipment           1,818,457       1,410,487      1,272,583
   Amortization of intangible assets and
    pre-opening costs                                 934,451         806,879        783,476
   Loss on impaired assets                            276,007       1,383,475             --
   Write-off of loan origination costs                     --              --        391,625
   Write-off of pre-opening costs                      15,742              --             --
   Stock issued as employee bonuses and
    directors' fees                                    69,750          50,025          2,750
   Provision for deferred taxes                       150,000         189,000       (234,594)
   Management fee recorded as
    contributed capital                                    --              --        338,000
   Changes in assets and liabilities,
    excluding effects of acquisitions:
      Increase in accounts receivable,
       trade                                         (320,075)         (1,577)       (59,811)
      Decrease (increase) in accounts
       receivable, other                             (274,180)       (359,863)       168,858
      Increase in other assets                        (49,793)        (13,707)            --
      Decrease (increase) in inventories             (483,329)        181,503       (305,522)
      Decrease (increase) prepaid expenses            255,251        (180,188)        87,244
      Decrease in income tax receivable                40,241         426,282         89,841
      Increase in income tax payable                   43,002              --             --
      Increase in accounts payable and
       accrued expenses                             4,416,661         858,352         84,057
                                                 ------------    ------------   ------------
          Net cash provided by operating
           activities                               4,916,812       2,635,958        777,239
                                                 ------------    ------------   ------------
Cash flows from investing activities:
 Purchase of property and equipment                (4,420,502)     (3,231,300)    (3,101,160)
 Acquisition of additional service
  centers and related assets                      (30,212,414)    (14,100,861)       (45,000)
 Acquisition of area development agreement
  and other intangible assets                         (34,891)       (303,881)      (140,817)
 Decrease (increase) in deposits                      (20,642)         (6,423)        22,405
 Pre-opening costs                                         --         (66,840)      (197,737)
 Proceeds from sale of property and
  equipment                                         2,145,886         988,376      2,504,437
 Deferred gain                                        (38,388)        (54,707)            --
                                                 ------------   -------------   ------------
          Net cash used in investing
           activities                             (32,580,951)    (16,775,636)      (957,872)
                                                 ------------   -------------   ------------
Cash flows from financing activities:
 Repurchase of common stock                                --        (275,000)             --
 Proceeds from issuance of common stock                    --              --         258,750
 Loan origination costs                              (139,483)       (424,188)       (680,190)
 Dividend paid                                       (140,000)       (140,000)       (140,000)
 Repayments of capital lease                          (23,631)        (25,481)        (22,662)
 Increase in other long term liabilities            2,267,902              --              --
 Proceeds from borrowings                          31,602,353      17,320,557      16,713,298
 Repayment of debt                                 (2,075,746)       (594,769)    (16,452,562)
                                                 ------------    ------------    ------------
          Net cash provided by (used in)
           financing activities                    31,491,395      15,861,119        (323,366)
                                                 ------------    ------------    ------------
          Increase (decrease) in cash and
           cash equivalents                         3,827,256       1,721,441        (503,999)

Cash and cash equivalents at beginning
 of year                                            3,269,859       1,548,418       2,052,417
                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year         $  7,097,115       3,269,859       1,548,418
                                                 ============     ============    ============



                                     LUCOR, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Cash Flows

                             Years ended December 31, 1999, 1998 and 1997

                                                     1999            1998           1997
                                                 ------------    ------------   ------------

Supplementary disclosures:
 Interest paid                                  $  3,553,956        2,430,559      1,480,679
                                                ============     ============   ============
 Income tax paid                                $     93,866           17,500         41,031
                                                ============     ============   ============

Acquisitions of service centers:
 Accounts receivable acquired                         69,674          61,193           --
 Inventory acquired                                1,999,938         445,276           --
 Prepaid expenses acquired                           521,793          43,503           --
 Franchise and operating rights acquired              --           8,887,690           --
 Leasehold rights and franchise fees
  acquired                                           233,500         872,269           --
 Noncompete acquire                                  175,800          --               --
 Fair value of other assets acquired,
  principally property and equipment              10,889,886       2,188,499          7,490
 Goodwill                                         18,011,057       1,603,548         37,510
 Accounts payable and accrued expenses
  acquired                                        (1,689,234)         --               --
Expenses                                             --              (1,117)          --
                                                ------------    ------------   ------------
 Cash paid, net of cash acquired                $ 30,212,414      14,100,861         45,000
                                                ============    ============   ============

Supplementary schedule of non-cash
 financing and investing activities:
   Unreleased proceeds from borrowings,
    included in accounts receivable,
    other                                        $    --              --           1,885,702
                                                 ============    ============   ============

During 1998, the Company transferred
 $324,410 from property and equipment
 into various asset accounts.


See accompanying notes to consolidated financial statements.

                           LUCOR, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                        December 31, 1999 and 1998


(1)	Nature of Business

Lucor, Inc. (the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube". As of December 31, 1999, the Company operated two hundred nineteen service centers in eight states, including fifty-two service centers in the Raleigh-Durham, North Carolina area, four service centers in the Greensboro/Winston-Salem, North Carolina area, twenty-seven service centers in the Cincinnati, Ohio area (which includes northern Kentucky), fifteen service centers in the Pittsburgh, Pennsylvania area, seventeen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eighteen service centers in the Nashville, Tennessee area, twenty-three in the Richmond and Tidewater Virginia area's, eight service centers in the Lansing, Michigan area, and fifty in the Atlanta, Georgia area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except for Lansing and Atlanta) and franchise agreements with JLI. These franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the fifteenth of the following month, a practice followed by the Company. The Company purchases, leases, as well as constructs these service centers. The Company operated one hundred twenty eight and one hundred service centers at December 31, 1998 and 1997, respectively.

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

Receivables

The Company provides an allowance for doubtful receivables equal to the estimated collection losses that will be incurred in collection of all receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables.

Deferred Revenues

Funds received, but not yet earned, are reported as deferred revenues. When the funds are deemed to be earned they are reported as revenues.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the term of the lease or estimated useful lives of the improvements, whichever is less. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful lives of the related assets. No interest was capitalized in 1999 and 1998.

Intangible Assets

The Company evaluates, when circumstances warrant, the recoverability of its goodwill on the basis of undiscounted cash flow projections and through the use of various other measures, which include, among other things, a review of its image, market share and business plans.

The acquisition costs related to franchise and operating rights, goodwill, license fees and acquisition/application fees are capitalized based on relative fair values and amortized over the related franchise terms.

The costs related to area development and non-compete agreements are capitalized and amortized over the related agreement term.

The costs related to the issuance of debt are capitalized and amortized over the lives of the related debt.

Amortization of other assets is being computed using the straight-line method over the following lives:
	                                          	    Lives
			                                            (Years)
                                               -------
		Franchise and operating rights	            31
		Goodwill	                                  15, 20 and 40
		License fees	                              10, 15 and 20
		Area development agreement	                4.5, 10 and 13
		Acquisition/Application fees	              20 and 40
		Loan acquisition costs	                    9, 15 and 25
		Non-compete agreements	                    2, 5 and 10
		Legal costs	                               12

During 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5) requiring that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption resulted in the write-off of $19,693 representing the balance of all pre-opening costs previously recorded as well as the related accumulated amortization of such costs totaling $3,951. Additionally, the Company will no longer be able to capitalize organization and pre-opening costs.

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

Basic and Diluted Loss Per Common Share

The basic loss per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted loss per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only potential dilutive common stock outstanding. The amounts of loss used in the calculations of diluted and basic loss per common share were the same for all the years presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended December 31, 1999, 1998, and 1997 as common equivalent shares from stock options of 423,750 and stock warrants of 130,000 would have an antidilutive effect.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Reclassifications

Certain accounts included in the 1998 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on net loss or stockholders' equity as previously reported.

(3)	Property and Equipment

Major classifications of property and equipment together with their estimated useful lives are summarized below:


                                                                Lives
                                    1999          1998         (years)
                                -----------   -----------    ------------
Land                             $4,995,740     3,661,366     N/A
Buildings                        13,886,844    11,442,106     31.5 and 39
Point of sale systems and
 computer hardware                  723,809       542,766     3, 5 and 7
Equipment                        11,429,224     7,177,924     5, 7 and 10
Furniture and fixtures              878,878       555,172     7
Signs                             1,326,504       771,127     7
Transportation equipment            427,864       408,008     5
Leasehold improvement             5,331,515     3,722,106     31.5, 39, or lease
                                                               term
Software                             75,300        75,300     3 or lease term
Construction in progress,
 including related land           1,436,821       583,763     N/A
                                 ----------    ----------
                                 40,512,499    28,939,638
Accumulated depreciation         (7,093,274)   (5,646,712)
                                -----------   -----------
                                $33,419,225    23,292,926
                                ===========   ===========

(4)	Income Taxes

The components of income tax expense (benefit) attributable to loss before income taxes and extraordinary item for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                  1999            1998         1997
                                --------        --------     --------
Current:
 Federal                       $    -               -        (439,000)
 State                            40,000          15,983         -
                                --------        --------     --------
                                  40,000          15,983     (439,000)
                                --------        --------     --------
Deferred:
 Federal                         281,000        (305,000)    (183,507)
 State                          (193,343)        116,000       81,912
                                --------        --------     --------
                                  87,657        (189,000)    (101,595)
                                --------        --------     --------
   Total                        $127,657        (173,017)    (540,595)
                                ========        ========     ========

The components of deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                  1999                  1998
                                              ----------            ----------
Deferred tax assets:
 Reserves                                       $865,000               571,000
 Allowance for doubtful receivable                24,000                24,000
 State net economic loss carryforwards           785,000               475,000
 Federal net operating loss carryforward       3,359,000             1,712,000
 Tax credit carryforward                          56,000                56,000
                                              ----------            ----------
       Total gross deferred tax assets         5,089,000             2,838,000
 Less valuation allowance                     (1,656,000)             (971,000)
                                              ----------            ----------
       Net deferred tax assets		               3,433,000             1,867,000
                                              ----------            ----------

Deferred tax liabilities:
 Depreciation                                 (3,583,000)           (1,867,000)
                                              ----------            ----------
       Total gross deferred tax
        liabilities                           (3,583,000)           (1,867,000)
                                              ----------            ----------
       Net deferred tax liability              $(150,000)                -
                                              ==========            ==========

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $9,880,000 which begin to expire in 2012. The Company also has net operating loss carryforwards for state tax purposes of $12,882,000 which begin to expire in 2005. The Company has established a valuation allowance against a portion of its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance for deferred tax assets as of January 1, 1999 was $971,000. The net change in total valuation allowance for the year ended December 31, 1999 was an increase of $685,000. In addition, the Company has alternative minimum tax credit carryforwards of $56,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The reasons for the difference between actual income tax expense (benefit) attributable to loss before extraordinary item for the years ended December 31, 1999, 1998 and 1997 and the amount computed by applying the statutory federal income tax rate to loss before income taxes are as follows:


                         1999                  1998                1997
                  ------------------    ------------------  --------------------
                              % of                  % of                 % of
                              pretax                pretax               pretax
                    Amount     loss       Amount     loss       Amount    loss
                  ---------   -------   ---------   -------   ---------  -------
Income tax
 benefit at
 statutory rate   $(627,290) (34.0%)   $(777,749)  (34.0%)   $(721,493)  (34.0%)
State income
 taxes, net of
 federal income
 tax benefit       (101,207)  (5.5%)      87,109     3.8%       54,062     2.5%
Increase in
 valuation
 allowance          858,499   46.5%      500,000    21.9%          -        -
Nondeductible
 management fee       -        -            -         -        114,920     5.4%
Other, net           (2,345)  (0.1%)      17,623     0.8%       11,916     0.6%
                  ---------  -------   ---------   -------   ---------   -------
Income tax
 expense
 (benefit)         $127,657    6.9%    $(173,017)   (7.5%)   $(540,595)  (25.5%)
                  =========  =======   =========   =======   =========   =======


(5)	Related Party Transactions

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

Management fees paid to related parties in 1999, 1998 and 1997 were $1,869,479, $1,402,919 and $1,231,377, respectively.

During 1997, CFA agreed to reduce its management fees by $338,000. The Company accounted for the reduction of management fees as capital contributions. There was no such reduction during 1999 or 1998.

Included in accrued expenses payable at December 31, 1999 and 1998 were amounts due to Navigator Management, Inc. of $779,180 and $444,450, respectively.

In 1997, the Company began purchasing gasoline and engine additive products, wiper blades, windshield glass treatment and other automotive products from O.H. Distributors, Inc., which is owned by stockholders of the Company. Purchases of these products amounted to $3,282,944, $1,624,381 and $1,243,792 in 1999, 1998 and 1997, respectively. Included in accounts payable at December 31, 1999 and 1998 were amounts due to O.H. Distributors, Inc. of $64,030 and $81,719, respectively.

The Company purchased oil, oil filters and other inventory items from Pennzoil-Quaker State Company ("PQSC") (previously Pennzoil Products Company) in the amount of $8,651,241, $5,883,516 and $5,850,747 during the years ended December 31, 1999, 1998 and 1997, respectively. In addition to these purchases, the Company paid rent in the amount of $200,739, $196,116 and $146,902, and dividends on preferred stock of $140,000, $140,000 and $140,000 to PQSC during the years ended December 31, 1999, 1998 and 1997, respectively. Included in accounts payable at December 31, 1999 and 1998 were amounts due to PQSC of $1,473,226 and $937,631, respectively. Also included in accrued expenses at both December 31, 1999 and 1998 was $35,000 for preferred dividends due to PQSC.

The Company enters into transactions with Jiffy Lube International ("JLI"), a subsidiary of PQSC. These transactions include payments for royalties, operating expenses, and license fees. In addition, JLI enters into transactions to credit the Company for national fleet accounts, rebates for grand openings, and charges for Sears credit cards. The net amount of these transactions were payments to JLI of $1,260,024 in 1999, receipts of $212,753 from JLI in 1998, and payments of $165,476 to JLI in 1997. In addition to these transactions, the Company paid rent in the amount of $2,731,730, $1,835,540 and $1,660,954 to JLI during the years ended
December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, amounts receivable from JLI included $408,318 and $384,328, respectively. Included in accrued expenses at December 31, 1999 and 1998 were amounts due to JLI for royalties of $307,225 and $185,002, respectively.

The Company sold three service centers in 1999 to Navigator Real Estate, LLC which is owned by certain stockholders of the Company, and leased each of them back for a period of twenty years. The resulting leases are being accounted for as operating leases, and one resulted in a deferred gain of $38,388 which is being amortized over the life of the lease.

(6)	Long-Term Debt

Long-term debt consists of:

                                                      December 31,
                                           -------------------------------------
                                                  1999               1998
                                           ----------------     ----------------

Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $107,740, including
 interest at 8.54%, to maturity
 date of April 2013, secured by real
 property of the Company (a)                   $10,271,330           10,668,428

Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $161,066,including
 interest at 8.76%, to maturity date
 of January 2013 and 2023, secured
 by real property of the Company (b)            17,304,691           17,702,465


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $17,923, including
 interest at 8.67%, to maturity date
 of January 2013, secured by real
 property of the Company (c)                     1,696,685            1,761,574


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $17,796, including
 interest at 8.54%, to maturity date
 of February 2013, secured by real
 property of the Company (d)                     1,684,249            1,750,745


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $5,690,including
 interest at 8.67%, to maturity date
 of April 2013, secured by real
 property of the Company (e)                       538,616              559,223


Notes payable, Jay C. Howell, due on
 demand, with monthly installments of
 interest at 12% beginning March 1, 1997,
 secured by a Leasehold Mortgage and
 Security Agreement and the Continuing
 and Unconditional Guarantee executed by
 the Company                                       400,000              400,000


Notes payable, Centura Bank, in 59
 monthly installments of principal of
 $4,823, plus interest of prime
 plus .5% beginning July 10, 1998
 (9.00%) at December 31, 1999), plus
 a balloon payment at maturity date of
 March 2004, secured by real property
 of the Company (f)                                811,942              373,855


Notes payable, Centura Bank, in monthly
 installments of principal of $4,824,
 plus interest of prime plus .5%, to
 maturity date of March 2004, secured
 by real property of the Company.
 Paid in full in 1999                                -                  321,854

Notes payable, Pennzoil-Quaker State
 Company in one balloon payment at
 maturity date of July 1999,with
 monthly installments of interest at
 10%. Paid in full in 1999                           -                   250,000


Notes payable, Franchise Finance
 Corporation of America, in monthly
 installments of $7,863, including
 interest at 9.5%, to maturity date
 of April 2024 secured by real
 property of the Company (g)                       893,928                  -


Notes payable, Franchise Finance
 Corporation of America, in monthly
 installments of $3,495, including
 interest at 9.5%, to maturity date
 of April 2024 secured by real
 property of the Company (h)                       397,301                  -


Notes payable, Franchise Finance
 Corporation of America, in monthly
 installments of $4,106, including
 interest at 9.5%, to maturity date
 of April 2024 secured by real
 property of the Company (i)                       466,829                  -


Notes payable, Franchise Finance
 Corporation of America, in monthly
 installments of $7,252, including
 interest at 9.5%, to maturity date
 of May 2024 secured by real
 property of the Company (j)                       825,119                  -


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $8,884, including
 interest at 9.7%, to maturity date
 of January 2015, secured by real
 property of the Company (k)                       841,000                  -


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $8,876, including
 interest at 9.7%, to maturity date
 of January 2020, secured by real
 property of the Company (l)                       939,000                  -


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $27,407, including
 interest at 9.25%, to maturity date
 of July 2014, secured by real
 property of the Company (m)                     2,628,065                  -


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $65,940, including
 interest at 9.25%, to maturity date
 of July 2014, secured by real
 property of the Company (n)                      6,322,952                 -


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $5,409, including
 interest at 9.5%, to maturity date
 of October 2014, secured by real
 property of the Company (o)                        514,044                 -


Notes payable, Jiffy Lube International,
 in one balloon payment of $700,000,
 at a maturity date of April 1, 2000 (p)            700,000                 -


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $157,475, including
 interest at 9.79%, to maturity date
 of January 2015, secured by real
 property of the Company (q)                     14,831,000                 -


Notes payable, Enterprise Mortgage
 Acceptance Corporation, in monthly
 installments of $17,429, including
 interest at 9.79%, to maturity date
 of January 2009, secured by real
 property of the Company (r)                      1,248,000                 -
                                               ------------        ------------
                                                 63,314,751          33,788,144
Less current portion                             (3,136,090)         (1,675,548)
                                               ------------        ------------
                                                $60,178,661          32,112,596
                                               ============        ============

The following are the maturities at December 31, 1999 of long-term debt for each of the next five years and in the aggregate.

                    2000                 $   3,136,090
                    2001                     2,219,029
                    2002                     2,424,126
                    2003                     2,648,755
                    2004                     3,417,313
                    Thereafter              49,469,438
                                         -------------
                                         $  63,314,751
                                         =============

During 1997, the Company repaid two notes payable to Citicorp Leasing, Inc. with original maturity dates in 2004 and 2008. Consequently, the Company recognized an extraordinary loss of $258,625, net of related income tax benefit of $133,000, which represented the unamortized debt issuance costs.

In December 1998, the Company obtained a financing commitment from a lending institution. The commitment provided financing for up to twelve service centers and expired on December 31, 1999. The Company paid $36,000 for this commitment.

(a) During 1998, the Company entered into 10 Loan and Security Agreements with Enterprise Mortgage Acceptance Corporation.

The principal amount of $10,915,000 related to these loans is to be repaid in 180 consecutive installments commencing on April 1, 1998.

These loans contain restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective April 1, 1999. The Company was in compliance with these covenants at December 31, 1999.

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

These loans contain restrictive covenants pertaining to fixed charge coverage ratios. The Company was in compliance with these covenants at December 31, 1999.

(c) During 1998, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Corporation.

The principal amount of $1,787,000 related to this loan is to be repaid in 177 consecutive installments commencing on July 1, 1998. Interest only payments of $12,911 were made for three months, commencing April 1, 1998.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective April 1, 1999. The Company was in compliance with these covenants at December 31, 1999.

(d) 	During 1998, the Company entered into 2 Loan and Security Agreements with Enterprise Mortgage Acceptance Corporation.

The principal amount of $1,787,000 related to these loans is to be repaid in 177 consecutive installments commencing on June 1, 1998. Interest only payments of $12,717 were made for three months, commencing February 3, 1998.

These loans contain restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective February 3, 1999. The Company was in compliance with these covenants at December 31, 1999.

(e)	During 1998, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Corporation.

The principal amount of $572,000 related to this loan is to be repaid in 180 consecutive installments commencing on April 1, 1998,

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective April 1, 1999. The Company was in compliance with these covenants at December 31, 1999.

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

(g) During 1999, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

The principal amount of $900,000 related to this loan is to be repaid in 300 consecutive installments commencing on May 1, 1999.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective May 1, 2000.

(h) During 1999, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

The principal amount of $400,000 related to this loan is to be repaid in 300 consecutive installments commencing on May 1, 1999.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective May 1, 2000.

(i) During 1999, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

The principal amount of $470,000 related to this loan is to be repaid in 300 consecutive installments commencing on May 1, 1999.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective May 1, 2000.

(j) During 1999, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

The principal amount of $830,000 related to this loan is to be repaid in 300 consecutive installments commencing on June 1, 1999.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective June 1, 2000.

(k) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company

The principal amount of $841,000 related to this loan is to be repaid in 180 consecutive installments commencing on January 1, 2000.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001.

(l) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

The principal amount of $939,000 related to this loan is to be repaid in 240 consecutive installments commencing on January 1, 2000.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001.

(m) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

The principal amount of $2,663,000 related to this loan is to be repaid in 180 consecutive installments commencing on July 1, 1999.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective July 1, 2001.

(n) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

The principal amount of $6,407,000 related to this loan is to be repaid in 180 consecutive installments commencing on July 1, 1999.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective July 1, 2001.

(o) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

The principal amount of $518,000 related to this loan is to be repaid in 180 consecutive installments commencing on October 1, 1999.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective October 1, 2001.

(p) During 1999, the Company entered into a Loan and Security Agreement with Jiffy Lube International.

The principal amount of $700,000 related to this loan is to be repaid in one balloon payment in April 2000.

(q) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

The principal amount of $14,831,000 related to this loan is to be repaid in 180 consecutive installments commencing on January 1, 2000. This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001.

(r) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

The principal amount of $1,248,000 related to this loan is to be repaid in 108 consecutive installments commencing on January 1, 2000.

This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001.

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

On December 16, 1999 the Company purchased all of the outstanding stock of Quick 10 Corporation ("Quick 10"), which included twenty seven service centers in North Carolina.

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

On August 1, 1995, the Company amended its Area Development Agreement for the Cincinnati market area to include Toledo, Dayton and Nashville areas and operate a specific number of centers within the defined geographical areas until July 31, 2004. The agreement also covers twenty-three Q Lube service centers purchased from JLI during 1999. The Company has satisfied its development obligation. The Company has a first right of refusal to develop service centers until July 31, 2019.

Lansing

On May 1, 1996, the Company purchased substantially all of the assets of Quick Lube, Inc. which included six service centers in the Lansing, Michigan area. The Company has not entered into an Area Development agreement regarding Lansing.

The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 1999, the initial franchise fee ranges from $5,500 to $35,000.

Atlanta

On April 30, 1999, pursuant to Purchase Agreements between the Company and Q Lube, Inc. and Jiffy Lube International, Inc., the Company acquired 20 Q Lube service centers and 53 Jiffy Lube service centers (73 service center acquisition).

Fifty Q Lube and Jiffy Lube service centers are located in the Atlanta, Georgia area and twenty-three are located in the Cincinnati market area. The Company has not entered into an Area Development agreement regarding Atlanta. The Company does, however, have the right to develop service centers in specified counties within the Atlanta, GA area for three years. The Company has the right of first refusal for the sale of service centers or to develop service centers until April 30, 2009.

Richmond and Tidewater

On April 1, 1998, the Company purchased substantially all of the assets of Tidewater Lube Ventures, Inc. and Lube Venture East, Inc., which included twenty one Jiffy Lube service centers in the Richmond and Tidewater, Virginia areas, and two Jiffy Lube service centers in Eastern North Carolina. The Company was also assigned an area development agreement as part of the purchase which requires the Company to develop one service center in each of the next two years. The Company has a first right of refusal to develop service centers until December 31, 2008.

The acquisition of Tidewater Lube Ventures, Inc. and Lube Ventures East, Inc. (Tidewater acquisition) were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of loss do not include any revenues or expenses related to these acquisitions prior to the closing date.

(8)	Commitments and Contingencies

During 1996, the Company leased software costing $75,300 under a capital lease agreement which expired in 1999.

The Company has entered into operating leases for the buildings and improvements used in the service centers. Substantially all of the leases are net leases. Several of the leases stipulate rent increases based on various formulas for cost of living, percentage of sales, and cost of money increases.

Future minimum lease payments under noncancellable operating leases at December 31, 1999 are:


                                 Operating            Operating
                                leases with            leases
                                non-related          with related
                                  parties              parties
                              ---------------      ---------------

           2000                $    5,989,879            4,240,485
           2001                     6,003,056            3,928,304
           2002                     6,016,365            3,743,413
           2003                     5,704,218            3,655,936
           2004                     5,417,404            3,453,900
           Thereafter              40,486,159           19,684,975
                              ---------------      ---------------
Total minimum lease
 payments                      $   69,617,081           38,707,013
                              ===============      ===============

The Company sold a service center in 1998 for $637,640, and leased it back from the purchaser for a period of twenty years. The resulting lease is being accounted for as an operating lease, and the resulting deferred gain of $54,936 is being amortized over the life of the lease. The lease requires the Company to observe certain operating restrictions and covenants and contains four five-year lease renewal options by the Company.

The Company sold a service center in 1999 for $775,347, and leased it back from the purchaser for a period of twenty years. The resulting lease is being accounted for as an operating lease, and the resulting deferred gain of $38,388 is being amortized over the life of the lease.

Rent expense, including contingent rentals, for the years ended December 31, 1999, 1998 and 1997 was $8,462,269, $5,913,642 and $4,452,896,
respectively.

As of December 31, 1999 and 1998, the Company had capital expenditure purchase commitments outstanding of approximately $185,800 and $97,500, respectively.

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

On June 15, 1998, the Company granted warrants for the purchase of 100,000 shares of unregistered Class A common stock to a third party. The warrants are exercisable for five years, in installments of 20% of the shares each year, at an exercise price of $5 per share, beginning on June 15, 1998. No warrants have been exercised as of December 31, 1999.

(10)	Series A Redeemable Preferred Stock

During 1995 the Company entered into a stock purchase agreement with PQSC, whereby the Company established 20,000 shares of Series A Redeemable Preferred Stock which were issued to PQSC at a price of $100 each together with warrants to purchase 30,000 shares of Class A common stock at a price of $15 per share. No warrants have been exercised as of December 31, 1999.

The Company had the right and option at any time to redeem all, but not part, of the Series A Redeemable Preferred Stock by paying in full $100 ("Redemption Price") per share plus any accrued and unpaid dividends.
Prior to 1999, PQSC had the right to cause the Company to redeem all, but not part of the Series A Redeemable Preferred Stock by paying the Redemption Price at any time from and after the seventh anniversary of the date of isuance of the Series redeemable Preferred Stock. During 1999, the Company negotiated a waiver of the PQSC redemption rights, which had the affect of reclassifying the Preferred Stock into stockholders' equity. Under the agreement, the Company agreed to increase the dividend from its current $7 per share to $15 per share beginning on the seventh anniversary of the issuance of the preferred stock.

The holders of Series A Preferred Stock shall be entitled to receive cumulative dividends accruing from the date of issuance, payable semiannually on March 31, and September 30, of each year. If, at any time, the Company fails to make a semiannual dividend payment on any payment date for any period for which the applicable coverage ratio exceeded 1.25 to 1 and the Company is permitted under the terms of its Credit Facilities to pay dividends, the dividend rate shall increase by $0.50 per share per annum. The increased dividend rate shall remain in effect until the date all accrued dividends are paid in full. The Company paid dividends of $140,000 during the years ended December 31, 1999, 1998, and 1997.

The holders of the Series A preferred stock shall have no voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of each share of the Series A preferred stock are entitled to an amount per share equal to the original price of the Series A preferred stock plus accumulated dividends up through and including the payment date before any payment shall be made to the holders of any stock ranking on liquidation junior to the Series A preferred stock, including the common stock.

 (11)	Preferred Stock

The Company also has preferred stock with a par value of $0.02. As of December 31, 1999 and 1998, 5,000,000 shares were authorized, but no shares had been issued or were outstanding.

(12)	Stock Plans

1991 Nonqualified Stock Plan

The Company has adopted a non-qualified stock plan (as amended) with 150,000 shares of Class "A" common stock reserved for the grant of stock or options to key employees, officers and directors of the Company. Option prices may be less than the fair market value of the common stock on the date the options are granted. All shares granted are subject to significant restrictions as to disposition by the optionee. At December 31, 1999, and 1998, 40,940 shares were authorized and zero shares were granted.

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


Stock option activity under the Omnibus Stock Plan during the periods indicated is as follows:

                                                           Weighted
                                                           average
                                          Number           exercise
                                        of options          price
                                      --------------    --------------

Balance at December 31, 1996             150,000        $    6.85
	Granted                                 326,500             5.92
	Cancelled                               (33,750)            7.21
                                      --------------    --------------
Balance at December 31, 1997             442,750             6.14
	Cancelled                               (19,000)            7.02
                                      --------------    --------------
Balance at December 31, 1998             423,750             6.10
	Granted                                  70,000             3.75
 Cancelled                                (6,500)            6.88
                                      --------------    --------------
Balance at December 31, 1999             487,250        $    5.75
                                      ==============    ==============

At December 31, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.75-$8.00 and 5.3 years, respectively.

The Company granted stock awards of 15,500 shares at a price of $4.50 per share during the year ended December 31, 1999. The Company granted awards of 8,400 shares to employees during the year ended December 31, 1998. 6,000 of the shares were granted at a price of $5.00 per share, and 2,400 of the shares were granted at a price of $6.00 per share. No stock awards were granted under this plan in 1997.

At December 31, 1999, 1998 and 1997, there were 600,000 shares authorized, and 88,850, 167,850, and 157,250 shares, respectively, available under the Omnibus Stock Plan. Of the outstanding options, 211,900, 117,250, and 38,500 were exercisable at December 31, 1999, 1998 and 1997, and the weighted average exercise price was $6.00, $6.22, and $6.61, respectively.

Directors' Stock Award Plan

On April 4, 1995, the Company adopted a stock award plan for the outside directors ("Directors' Plan"). The Directors' Plan reserves 15,000 shares of Class "A" common stock for issuance under awards to be granted under the Directors' Plan. No shares were granted under this plan during 1999. The Company granted awards of 1,000 shares during each of the years ended December 31, 1998 and 1997 respectively. The shares were granted at a price of $5.625 per share in 1998 and $2.75 per share in 1997.

At December 31, 1999, 1998 and 1997, 4,120, 4,120, and 3,120 shares were outstanding, respectively, and 10,880, 10,880, and 11,880 available, respectively, under the Directors' Plan.


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 and consistent with the provisions of SFAS No. 123, the Corporation's net loss and loss per share would have been increased the pro forma amounts indicated below:


                                     As Reported                                    Pro Forma
                    --------------------------------------------  -------------------------------------------

                          1999           1998           1997           1999           1998           1997
                     -------------  -------------  -------------  -------------  -------------  -------------
Loss before
 extraordinary
 item	available
 to	common
	shareholders       $  (2,112,626)    (2,254,481)   	(1,721,443)    (2,212,967)    (2,334,007)    (1,790,685)
Extraordinary
	item, net of
	income tax
	benefit                    -              -           (258,625)         -              -           (258,625)
                     -------------  -------------  -------------  -------------  -------------  -------------
Net loss
 available	to
 common
	shareholders      $   (2,112,626)    (2,254,481)    (1,980,068)    (2,212,967)    (2,334,007)    (2,049,310)



                                     As Reported                                     Pro Forma
                     -------------------------------------------   ------------------------------------------
                          1999           1998           1997           1999           1998           1997
                     -------------  -------------  -------------  -------------  -------------  -------------
Basic and
 diluted	loss
 per common
	share:
  	Loss before
  	extraordinary
 		item available
 		to common
  	shareholders      $   (.75)          (.80)	         (.61)            (.78)         (.83)          (.63)
Extraordinary
	item                     	-	             -            (.09)	             -             -            (.09)
                     -------------  -------------  -------------  -------------  -------------  -------------
Net loss per
	common share
	available to
	common
	shareholders        $	  (.75)	          (.80)          (.70)            (.78)         (.83)          (.72)
                     =============  =============  =============  =============  =============  =============

The pro forma effect on net loss for 1999, 1998 and 1997 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                          1999                1997
                                      ----------           ----------

Expected dividend yield                    0%                   0%
Expected stock price
volatility                              64.1%                39.0%
Risk-free interest rate                 6.35%                5.69%
Expected life of options               5 years	             5 years


The weighted average fair value of options granted during 1999 and 1997 is $.90 and $.53 per share, respectively. No options were granted during 1998.

 (13)	Impairment Loss

As of December 31, 1999, the Company was operating nine service centers for which, as a result of continued disappointing revenue and profits generated by the service centers, the Company performed an impairment review of its long-lived assets, in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). During the fourth quarter of 1999, the Company determined that estimated future undiscounted cash flows of the operations were below the carrying value of the long-lived assets. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of the long-lived assets, primarily equipment, point of sale systems, furniture and fixtures, leasehold improvements and franchise fees, to their estimated fair value, resulting in a noncash impairment loss of $276,007 ($0.10 per share). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

As of December 31, 1998, the Company was operating sixteen Jiffy Lube Service Centers within Sears Auto Centers. As a result of continued disappointing revenue and profits generated by the service centers located in Sears, the Company performed an impairment review of its long-lived assets, in accordance with SFAS No. 121. During the fourth quarter of 1998, the Company determined that estimated future undiscounted cash flows of the Sears operations were below the carrying value of the Sears long-lived assets. Accordingly, during the fourth quarter of 1998, the Company adjusted the carrying value of the Sears long-lived assets, primarily equipment, point of sale systems, furniture and fixtures, leasehold improvements and franchise fees, to their estimated fair value, resulting in a noncash impairment loss of $1,383,475 ($0.50 per share). The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

(14)	Concentration of Credit Risk

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999, cash balances in excess of the insurance limits totaled $2,600,721. In addition, the Company had a cash balance of $3,471,684 in a money market fund at December 31, 1999 which was not insured.

(15)	Profit Sharing Plan

During 1994, effective for years beginning after January 1, 1995, the Company adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code ("Code") whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a discretionary matching contribution by the Company. Employees are eligible for the plan after being employed full time for six consecutive months. For the years ended December 31, 1999, 1998 and 1997, the Company contributed $71,383, $64,492, and $49,348, respectively, to the plan.

(16)	Fair Value of Financial Instruments

The Company's financial instruments are cash and cash equivalents, notes payable and long-term debt, and various receivables and payables. The fair value of notes payable and long-term debt are estimated by discounting cash flows through the maturity dates. The carrying values of these on-balance sheet financial instruments approximate fair value.

(17)	Deferred Revenue and Other Long Term Liabilities

During 1999, the Company acquired, through the purchase of Quick 10, a long-term purchase agreement for oil and filters entered into by Quick 10 in 1997. The supplier provided the Company with $1,250,000 of business development funds which are reflected in other long-term liabilities. The business development funds are amortized based on the Company's purchases of oil and filters. The Company can terminate the agreement by paying the supplier the unamortized portion of the business development funds. During 1999 and 1998, Quick 10 received $250,000 and $200,000, respectively of additional business development funds under the same purchase agreement, increasing the remaining purchase obligation by equal amounts. As of December 31, 1999 the Company's remaining purchase obligation totaled approximately $1,268,000. The agreement requires that an annual minimum purchase requirement be met, with such requirement ending in 2008. The Company met its minimum purchase requirements in 1999.

During the fourth quarter of 1999, the Company received $1,000,000 from Jiffy Lube International for a five year non-compete agreement. The deferred revenue will be recognized over the term of the agreement, beginning in January, 2000, resulting in a $200,000 current portion of deferred revenue at December 31, 1999.

(18)	Unaudited Pro Forma Results of Acquisitions

The Tidewater acquisition, Quick 10 acquisition and the 73 service center acquisition were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of loss do not include any revenues or expenses related to these acquisitions prior to the closing dates. Following are the Company's unaudited pro forma results for 1999, 1998 and 1997 assuming the acquisitions occurred at the beginning of each period presented:


                                             1999
                      ---------------------------------------------------------
                                      73 Service
                            Lucor       Centers       Quick 10        Total
                       ------------   -----------   ------------  -------------
Net sales             $ 63,047,033    27,778,671     14,496,492    105,322,196
Net income (loss)         (690,958)   (1,737,531)     1,289,846     (1,138,643)
Income (loss)
 available to
 common
 shareholders             (830,958)   (1,737,531)     1,289,846     (1,278,643)
Basic and diluted
 income (loss)
 per common  share:
  Net income (loss)
  per common share
  available to common
  shareholders                                                    $      (0.45)
                                                                  =============

                                                          1998
                          ------------------------------------------------------------------------
                                                         73 Service
                                Lucor      Tidewater       Centers       Quick 10        Total


Net sales                 $  44,945,272   10,361,934     24,366,578     12,221,493     91,895,277
Net income (loss)            (2,428,860)     314,379      1,843,881      1,169,244        898,644
Income (loss)
 available to
 common
 shareholders                (2,568,860)     314,379      1,843,881      1,169,244       (758,644)
Basic and diluted
 income per common
 share:
  Net income per
  common share
  available to
  common
  shareholders                                                                       $       0.27
                                                                                     =============


                                             1997
                         --------------------------------------------
                             Lucor         Tidewater        Total
                         ------------    -------------   ------------
Net sales
                         $42,678,313      13,428,213      56,106,526
Net loss before
 extraordinary item       (1,581,443)         (7,119)     (1,588,562)
Loss before
 extraordinary
 item available
 to common
 shareholders             (1,721,443)         (7,119)     (1,728,562)


Basic and diluted
 loss per common
 share:
   Loss before
    extraordinary
    item available to
    common
    shareholders                                                (0.61)
   Extraordinary item                                           (0.09)
                                                            -------------
Net loss per common
 share available to
 common shareholders                                        $   (0.70)
                                                            =============

                                          LUCOR, INC. AND SUBSIDIARIES

                                     Notes to Consolidated Financial Statements

                                           December 31, 1999 and 1998

(18) Unaudited Quarterly Results


Unaudited quarterly financial information for 1999 and 1998 is set forth in the table below:

                                 March                June              September           December
                           ------------------  ------------------  ------------------  ------------------

                          1999      1998      1999      1998      1999      1998      1999      1998
                        --------  --------  --------  --------  --------  --------  --------  --------

Net sales             $  14,795    10,728    21,585    14,966    23,563    14,650    24,075    14,963

Gross profit             11,532     8,207    16,845    11,582    18,108    11,280    18,849    11,522

Preferred dividend          (35)      (35)      (35)      (35)      (35)      (35)      (35)      (35)

Income (loss) before
 extraordinary item
 available to common
 shareholder               (243)     (574)      444       189      (991)     (250)   (1,323)   (1,619)

Basic and diluted loss
 per common share         (0.09)    (0.20)     0.16      0.07     (0.35)    (0.09)    (0.47)    (0.57)


Item 9 - Changes in and Disagreements with Accountants or Accounting and Financial Disclosure

None

                                     PART III
--------------------------------------------------------------------------------

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

Item 13 - Certain Relationships and Related Transactions

     Reference is made to the information set forth in the sections entitled "Election of Directors" and "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV
--------------------------------------------------------------------------------

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
10.28        Management Agreement between Commonwealth Lubes, Inc. and
             Navigator Management Inc.
21 *  		     Subsidiaries of the Company
27 *	      	 Financial Data Schedule


*Filed herewith.
(1) Originally filed as Exhibits 10.3 and 10.4 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(2) Originally filed as Exhibit 10.8 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(3) Originally filed as Exhibit 10.14 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(4) Originally filed as Exhibit 10.24 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(5) Originally filed as Exhibit 10.25 on Registrant's Registration Statement on Form S-1, File No. 33-71630.
(6) Originally filed as Exhibit 10.26 on Registrant's Form 10-K filed for the year ended December 31, 1994.
(7) Originally filed as Exhibit 10.27 on Registrant's Form 10-K filed for the year ended December 31, 1994.
(8) Originally filed as Exhibit 10.16 on Registrant's Form 10-K filed for the year ended December 31, 1995.
(9) Originally filed as Exhibit 10.17 on Registrant's Form 10-K filed for the year ended December 31, 1995.
(10) Originally filed as Exhibit 10.18 on Registrant's Form 10-K filed for the year ended December 31, 1994.
(11) Originally filed as Exhibit 10.6 on Registrant's Form 10-K filed for the year ended December 31, 1995.
(12) Filed with original filing of the Registrant's Form 10-K for the year ended December 31, 1997.

                                     Signatures
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        						LUCOR, INC.



					                	By /s/ Stephen P. Conway
                        --------------------------------------
 			                     Stephen P. Conway, Chairman and Chief
				      		                Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.


/s/ Stephen P. Conway      Chairman, Chief Executive Officer and Director
--------------------------(Principal Executive Officer)
Stephen P. Conway



/s/ Jerry B. Conway       	President, Chief Operating Officer and Director
--------------------------
Jerry B. Conway



/s/ Kendall A. Carr       	Vice President - Finance
--------------------------(Principal Financial Officer and Principal
Kendall A. Carr                Accounting Officer)




                          	Director
--------------------------
D. Fredrico Fazio



/s/ Anthony J. Beisler    	Director
--------------------------
Anthony J. Beisler, III



/s/ Richard L. Rubin       Director
--------------------------
Richard L. Rubin



R. Lewis Stanford          Director
--------------------------
R. Lewis Stanford

EXHIBIT 21


Lucor, Inc
Subsidiaries of the Company


Carolina Lubes, Inc.
Cincinnati Lubes, Inc.
Commonwealth Lubes, Inc.
Pittsburgh Lubes, Inc.
PB Lubes, Inc.
Ohio Lubes, Inc.
Tennessee Lubes, Inc.
Tennessee Lubes One, LLC
Tennessee Lubes Two, LLC
Atlanta Lubes One, LLC
Atlanta Lubes Two, LLC
Vircal Lubes, Inc
Quick 10 Corporation