Form 10-Q
period 2000-03-31
LUCOR INC /FL/
filed 2000-05-15
CIK 914791

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Date:     April 30, 2000

                    Class A Common Stock, par value $.02 per share
                        Shares Outstanding:   2,333,133

                    Class B Common Stock, par value $.02 per share
                        Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                  		PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    March 31, 2000 (unaudited)  and
                    December 31, 1999                                     1

                    Unaudited Consolidated Statements of Loss
                    Three Months Ended March 31, 2000 and March
                    31, 1999                                              2


                    Unaudited Consolidated Statements of Cash Flows
                    Three Months Ended March 31, 2000 and
                    March 31, 1999                                        3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operation                                          4

PART II - Other Information

          Item 1.   Legal Proceedings                                     5

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                       6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     6

          Item 6.   Exhibits and Reports on Form 8-K                      6

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                       Unaudited               Audited
     ASSETS                           31-March-00          31-December-99
                                    --------------       -----------------
Current assets:

Cash                                   $ 5,142,985          $ 7,097,115
Accounts receivable                      1,414,528            1,468,669
Inventory                                4,665,684            4,885,220
Prepaid charges                            628,322              683,677
Income tax receivable                       31,579                --
                                       -----------          -----------
Total current assets                    11,883,098           14,134,681
                                       -----------          -----------
Property, plant & equipment, net
 of accumulated depreciation            34,740,450           33,419,225
                                       -----------          -----------
Other assets:

Goodwill, net of accumulated
 amortization                           21,717,672           21,956,315

Franchise and operating rights,
 net of accumulated amortization         8,308,390            8,385,966

Leasehold rights, licenses,
 application, area development
 and organization costs, net
 of accumulated amortization             4,225,728            4,285,748

Other assets                               142,710              160,093
                                       -----------          -----------
Total other assets                      34,394,500           34,788,122
                                       -----------          -----------
Total assets                           $81,018,048          $82,342,028
                                       ===========          ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long term debt      $ 3,164,075          $ 3,136,090
Current portion of deferred
 revenue                                   200,000              200,000
Accounts payable                         5,359,965            5,428,011
Income tax payable                           5,749               43,002
Accrued expenses                         5,424,713            5,927,936
Preferred dividend payable                   --                  35,000
                                       -----------          -----------
Total current liabilities               14,154,502           14,770,039
                                       -----------          -----------
Long term debt, net of
  current portion                       59,709,386           60,178,661
Deferred gain                               89,342               90,348
Deferred revenue and other long-
 term liabilities                        1,982,996            2,067,902
Deferred taxes                             150,000              150,000
                                       -----------          -----------

Total long term liabilities             61,931,724           62,486,911
                                       -----------          -----------

Stockholders' equity                     4,931,822            5,085,078
                                       -----------           ----------
Total liabilities, equity              $81,018,048          $82,342,028
                                       ===========          ===========
                                        (1)

                          LUCOR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF LOSS
                                 (unaudited)

                      	                 THREE MOS           THREE MOS
                                           ENDED               ENDED
                                         31-MAR-00           31-MAR-99
                                       -----------         -----------

                                       $25,709,510         $14,794,700
Cost of sales                            5,855,020           3,262,580
                                       -----------         -----------
Gross profit                            19,854,490          11,532,120
                                       -----------         -----------
Costs and expenses:
 Direct                                  9,821,920           5,392,782
 Operating                               4,886,826           3,016,874
 Depreciation and amortization             932,526             598,730
 Selling, general, and
   administrative                        3,053,109           2,053,243
                                       -----------         -----------
                                        18,694,381          11,061,629
                                       -----------         -----------
Income from operations                   1,160,109             470,491
                                       -----------         -----------
Other income                               161,590              56,592
Interest expense                        (1,409,830)           (735,024)
                                       -----------         -----------
Loss before provision
  for income taxes                         (88,131)           (207,941)
Income tax expense                          33,500               --
                                       -----------         -----------
Net loss                                  (121,631)           (207,941)
Preferred dividend                        ( 35,000)           ( 35,000)
                                       -----------         -----------
Loss available to
  common shareholders                   ($ 156,631)         ($ 242,941)
                                        ==========          ==========
Weighted average number of
  shares outstanding -
  basic and diluted                      2,834,685           2,823,788
                                        ==========          ==========
Basic and diluted loss available
 to common shareholders per
 common share outstanding                  ($ 0.06)            ($ 0.09)
                                        ==========          ==========

                                         (2)

                            LUCOR, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Three months ended
                                    (unaudited)

                                             31-Mar-00            31-Mar-99
                                            -----------          -----------
Cash flow from operations:
 Net loss                                  $   (121,631)         $  (207,941)
  Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
    Gain on sale of property
     and equipment                                  320                --
    Depreciation and amortization
     of property and equipment                  605,772              367,296
    Amortization of intangible assets           326,754              231,434
    Stock issued as directors' fees               3,375                --
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                                 54,141             (269,093)
     Decrease (increase) in inventories         219,536             (219,345)
     Decrease (increase) in prepaid
      expenses                                   55,355             (210,981)
     Increase in income tax receivable          (31,579)             (56,020)
     Increase (decrease) in accounts
      payable and accrued expenses             (643,522)           1,498,700
                                             -----------          -----------
Net cash provided by operating
 activities                                     468,521            1,134,050
                                             -----------          -----------
Cash flow from investing activities:

Purchase of property and equipment           (1,219,746)            (171,843)
Net increase in construction
   in progress                                 (707,571)          (1,225,999)
Acquisition of additional service
   centers                                        --                (339,019)
Decrease in deferred gain                        (1,006)                (687)
Decrease (increase) in intangible
 assets                                          66,868              (56,559)
                                             -----------          -----------
 Net cash used in
   investing activities                      (1,861,455)          (1,794,107)
                                             -----------          -----------

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (441,290)            (170,358)
Proceeds from borrowings                          --               1,946,264
Dividend paid                                   (35,000)             (35,000)
Decrease in other long-term
 liabilities                                    (84,906)               --
                                             -----------          -----------
Net cash provided from (used by)
 financing activities                          (561,196)           1,740,906
                                             -----------          -----------

Increase (decrease) in cash                  (1,954,130)           1,080,849
Cash at beginning of period                   7,097,115            3,269,859
                                             -----------          -----------

Cash at end of period                       $ 5,142,985         $  4,350,708
                                            ============        =============

                                      (3)

                                  LUCOR, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, Nashville, Tennessee, Richmond/Tidewater, Virginia and Atlanta, Georgia areas. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of March 31, 2000 the Company had 216 centers in operation; as of December 31, 1999, 219 centers were in operation; and as of March 31, 1999 142 centers were in operation.

     The financial information as of March 31, 2000 and March 31, 1999 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1999 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000 AND MARCH 31, 1999

     Consolidated net sales for the first three months of 2000 rose 73.8% when compared to the first three months of 1999. This sales growth reflects the increase in the number of stores operated by the Company, due to the 1999 acquisition of seventy-three stores in the Nashville, Tennessee, Dayton, Ohio, Cincinnati, Ohio, Lansing, Michigan and Atlanta Georgia areas and the acquisition of twenty-four stores in the Raleigh-Durham area. During 1999, the Company also built an additional five service centers. Same store sales, comparing the first quarter of 2000 to the same period in 1999, were up 6.2%. In 2000, the North Carolina and Virginia areas experienced a severe snowstorm which caused the closure or curtailment of activity at these service centers for up to a week. The Company estimates that it lost $850,000 in sales due to the storm.

     Cost of sales as a percent of sales increased 0.7% from 22.1% to 22.8% for the first three months ended March 31, 1999 versus March 31, 2000. The increase in the cost of sales was primarily the result of three price increases in the price of oil over the past six months.

     Direct costs increased as a percent of sales from 36.5% for the first quarter of 1999 to 38.2% for the first quarter of 2000. Other direct expenses accounted for a majority of this increase, representing an increase of 1.8% of sales. This increase is the result of increases in repairs and maintenance cost. Direct labor expense increased by 0.5%.

     Operating costs decreased as a percent of sales from 20.4% for the first quarter of 1999 to 19.0% for the first quarter of 2000. Actual cost increased by $1,869,952 for the three months ended March 31, 2000 over the same period in 1999. This decrease is the result of lower rental and management fees as a percentage of sales for acquired operations and increased revenue per store for other operations.

     Depreciation and amortization charges increased $333,796 for the first quarter of 2000 in comparison to the first quarter of 1999. Depreciation and amortization expense increased due to the acquisitions of service centers as noted above.

     Selling, general and administrative expenses increased 48.7% or $999,866 over the comparable three-month period of 1999. As a percentage of net sales, SG&A expenses decreased from 13.9% to 11.9% comparing the first quarter of 1999 to the first quarter of 2000. Administrative staffing increased from the previous year due to increased regional and corporate requirements associated with supporting the additional service centers acquired or built during 1999. Marketing costs increased by $548,338 when comparing the first three months of 1999 with the first three months of 2000.

     Other income increased from $56,592 to $161,590 for the first three months. Other income increased due to interest earned on larger amounts of cash invested and higher commissions on vending sales due to the larger number of stores.

     Interest expense increased by $674,806 for the three-month period ended March 31, 2000 compared to the three months ended March 31, 1999. The increase reflects additional borrowing required by the Company associated with the additional service centers acquired or built during 1999. A charge for dividend payments due on the Company's preferred stock was made for each period.

     An income tax charge of $33,500 was made for the first quarter of the year reflecting state income taxes estimated to be payable. The Company has a federal net operating loss carryforward and, therefore, has not made a federal income tax charge for the year.

Liquidity and capital resources:

     Since the end of 1999, working capital (current assets less current liabilities) decreased by $1,636,046. A majority of the capital decrease has resulted from the use of funds in capital improvements made to stores acquired in 1999 and to build new service centers. Cash flow from operations amounted to $468,521. The positive cash flow resulted from the loss after income tax adding back the non-cash items of depreciation and amortization, plus a decrease in accounts receivable and inventories and offset by a decrease in accounts payable.

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

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of Security Holders:  None

Item 5.   Other Information:  None

Item 6. Exhibits and Reports on Form 8-K: The Company filed a report on Form 8-K on January 3, 2000 reporting the acquisition of 27 service centers from Quick 10 Corporation. An amendment to the Form 8-K was filed on March 3, 2000.

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of May 2000.


                         LUCOR, INC.


                         /s/ Stephen P. Conway
                        -----------------------------------
                         Stephen P. Conway
                         Chairman, Chief Executive Officer,
                         and Director




                         /s/ Kendall A. Carr
                        -----------------------------------
                         Kendall A. Carr
                         Chief Financial Officer