Form 10-Q
period 2000-06-30
LUCOR INC /FL/
filed 2000-08-14
CIK 914791

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

Date:July 31, 2000     Class A Common Stock, par value $.02 per share

                       Shares Outstanding:   2,333,133

                       Class B Common Stock, par value $.02 per share

                       Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX


PART I    FINANCIAL INFORMATION                                         PAGE

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets
                    June 30, 2000 (unaudited) and December 31, 1999       1

                    Consolidated Statements of Income
                    Three Months Ended June 30, 2000 and June 30,
                    1999 and Six Months Ended June 30, 2000 and
                    June 30, 1999                                         2

                    Unaudited Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2000 and June 30, 1999      3

                    Notes to Consolidated Financial
                    Statements                                            4

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                         5

PART II - Other Information

          Item 1.   Legal Proceedings                                     6

          Item 2.   Changes in Securities                                 6

          Item 3.   Defaults Upon Senior Securities                	  6

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      6

          Item 5.   Other Information                                     7

          Item 6.   Exhibits and Reports on Form 8-K                      7

                             LUCOR, INC AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS

                                       Unaudited               Audited
     ASSETS                           30-June-00          31-December-99
                                    ---------------     ------------------
Current assets:

Cash                                   $ 4,402,071          $ 7,097,115
Accounts receivable                      1,391,793            1,468,669
Inventory                                4,724,066            4,885,220
Prepaid charges                            616,975              683,677
Income tax receivable                       61,391                --
                                       -----------          -----------
Total current assets                    11,196,296           14,134,681
                                       -----------          -----------
Property, plant & equipment, net
 of accumulated depreciation            38,847,975           33,419,225
                                       -----------          -----------
Other assets:

Goodwill, net of accumulated
 amortization                           21,569,048           21,956,315

Franchise and operating rights,
 net of accumulated amortization         8,238,682            8,385,966

Leasehold rights, licenses,
 application, and area development,
 net of accumulated amortization         4,225,465            4,285,748

Other assets                               126,093              160,093
                                       -----------          -----------
Total other assets                      34,159,288           34,788,122
                                       -----------          -----------
Total assets                           $84,203,559          $82,342,028
                                       ===========          ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long-term debt      $ 3,238,876          $ 3,136,090
Current portion of deferred
 revenue                                   200,000              200,000
Accounts payable                         5,050,691            5,428,011
Income tax payable                           5,201               43,002
Accrued expenses                         5,665,647            5,927,936
Preferred dividend payable                  35,000               35,000
                                       -----------          -----------
Total current liabilities               14,195,415           14,770,039
                                       -----------          -----------
Long-term debt, net of
  current portion                       62,746,244           60,178,661
Deferred gain                               88,015               90,348
Deferred revenue and other long-
 term liabilities                        1,899,579            2,067,902
Deferred taxes                             150,000              150,000
                                       -----------          -----------
Total long-term liabilities             64,883,838           62,486,911
                                       -----------          -----------

Stockholders' equity                     5,124,306            5,085,078
                                       -----------           ----------
Total liabilities, equity              $84,203,559          $82,342,028
                                       ===========          ===========
                                        (1)

                                  LUCOR, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME

                                         (Unaudited)

                      	      THREE MOS     THREE MOS       SIX MOS      SIX MOS
                                ENDED         ENDED          ENDED        ENDED
                              30-JUN-00     30-JUN-99      30-JUN-00    30-JUN-99
                             -----------   -----------    -----------  -----------

Net sales                   $27,331,143   $21,585,426     $53,040,653   $36,380,126
Cost of sales       	      6,087,247     4,739,995      11,942,267     8,002,575
                            -----------   -----------     -----------   -----------
Gross profit                 21,243,896    16,845,431      41,098,386    28,377,551
                            -----------   -----------     -----------   -----------
Costs and expenses:
 Direct           	      9,943,470     8,161,223      19,765,390    13,554,005
 Operating                    5,129,050     4,070,605      10,015,876     7,087,479
 Depreciation                   948,457       612,724       1,880,983     1,211,454
 Selling, general, and
   administrative     	      3,725,725     2,803,466       6,778,834     4,856,709
                            -----------   -----------     -----------   -----------
                             19,746,702    15,648,018      38,441,083    26,709,647
                            -----------   -----------     -----------   -----------
Income from operations        1,497,194     1,197,413       2,657,303     1,667,904
                            -----------   -----------     -----------   -----------
Other income                    200,686       108,755         362,276       165,347
Interest expense             (1,449,074)     (897,084)     (2,858,904)   (1,632,108)
                            -----------   -----------     -----------   -----------
Income before provision
  for income taxes              248,806       409,084         160,675       201,143
Income tax expense               21,324          --            54,824          --
                            -----------   -----------     -----------   -----------
Net income                      227,482       409,084         105,851       201,143
Preferred dividend              (35,000)      (35,000)        (70,000)      (70,000)
                            -----------   -----------     -----------   -----------
Net income available
  to common shareholders      $ 192,482      $374,084       $  35,851      $131,143
                            ===========   ===========     ===========   ===========
Weighted average number
  of shares outstanding-
  Basic and Diluted           2,835,288     2,828,621       2,834,986     2,823,455
                            ===========   ===========     ===========   ===========
Basic and diluted income
  available to common
  shareholders per
  common share
  outstanding                 $ 0.07        $ 0.13          $0.01        $0.05
                            ===========   ===========     ===========   ===========


                                                      (2)

                              LUCOR, INC AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Six months ended

                                             30-Jun-00            30-Jun-99
                                           -------------        -------------
Cash flow from operations:
 Net income                                $    105,851         $    201,143
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                1,202,255              798,465
    Amortization of intangible
     assets and pre-operating costs             668,376              412,989
    Stock issued as directors' fees               3,375                --
    Changes in assets and liabilities-
     excluding effects of acquititions:
     Decrease(increase)in accounts
      receivable                                 76,088           (2,761,846)
     Decrease(increase) in inventories          161,154             (341,388)
     Decrease (increase) in prepaid
      expenses                                   66,702             (552,122)
     Increase in income tax receivable          (61,391)             (71,270)
     Increase (decrease) in accounts
      payable and accrued expenses             (772,672)           5,144,034
                                            -----------          -----------
Net cash provided by operating
 activities                                   1,449,738            2,830,005
                                            -----------          -----------
Cash flow from investing activities:

Purchase of property and equipment           (3,401,821)          (2,666,665)
Net increase in construction
 in progress                                   (127,433)          (1,870,132)
Acquisition of additional service centers          --             (5,186,718)
Net assets of acquisition                        71,387                 --
Decrease in deferred gain                        (2,333)              (1,373)
Net increase in franchise fees,
 goodwill, etc.                                  40,530             (517,306)
                                            -----------          -----------
 Net cash used in
   investing activities                      (3,419,670)         (10,242,194)
                                            -----------          -----------

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                                (935,475)            (808,445)
Proceeds from borrowings                        448,686           11,846,264
Dividend paid                                   (70,000)             (70,000)
Decrease in other long-term liabilities        (168,323)                --
Repurchase of common stock                        --                  69,750
                                           ------------         ------------
Cash provided by (used in) financing
 activities                                    (725,112)          11,037,569
                                           ------------         ------------

Increase (decrease) in cash                  (2,695,044)           3,625,380
Cash at beginning of period                   7,097,115            3,269,859
                                           ------------         ------------

Cash at end of period                      $  4,402,071         $  6,895,239
                                           ============         ============
                                                     (3)

                                    LUCOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, Nashville, Tennessee, Richmond/Tidewater, Virginia and Atlanta, Georgia areas. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of June 30, 2000 the Company had 213 centers in operation; as of December 31, 1999, 219 centers were in operation; and as of June 30, 1999 190 centers were in operation.

     The financial information as of June 30, 2000 and June 30, 1999 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1999 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     During June 2000, the Company acquired Navigator Real Estate, LLC from Navigator Management, Inc. Navigator Real Estate, LLC sole assets consists of several properties leased by the Company. It has loans outstanding for these properties which were acquired in late 1999 and early 2000. The purchase price of $50,000 was paid for the membership interest of Navigator Real Estate and represents the capital investment of the original members. Navigator Management, Inc. is owned by two major shareholders of Lucor, Inc. For more information on the ownership of Navigator Management, Inc. see Certain Relationships and Related Transactions section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

     Consolidated net sales for the three months ended June 30, 2000 rose 26.6% when compared to the second quarter of 1999. Consolidated net sales for the six months ended June 30, 2000 rose 45.8% when compared to the first six months of 1999. This sales growth reflects the increase in the number of stores operated by the Company, due to the 1999 acquisition of seventy-three stores in the Nashville, Tennessee, Dayton, Ohio, Cincinnati, Ohio, Lansing, Michigan and Atlanta Georgia areas and the acquisition of twenty-four stores in the Raleigh-Durham area. During 1999, the Company also built an additional five service centers. Same store sales, comparing the three-month and six-month periods of 2000 to the same periods in 1999, increased 1.2% and 3.7%, respectively.

     Cost of sales as a percent of sales increased 0.3% from 22.0% to 22.3% for the three-month period ended June 30, 1999 compared to June 30, 2000.
Cost of sales as a percent of sales increased 0.5% from 22.0% to 22.5% for the six-month period ended June 30, 1999 compared to June 30, 2000. The increase in the cost of sales for the three-month and six-month period was primarily the result of three price increases in the cost of oil over the past five months.

     Direct cost decreased for the second quarter as a percent of sales from 37.8% to 36.4% for 1999 and 2000, respectively. This decrease is due to higher volume at the service centers thus reducing the direct labor required as a percent of sales by spreading the fixed nature of some of these costs over the higher volume. Direct cost for the first six months of 1999 and 2000 was the same at 37.3% of sales.

     Operating costs decreased as a percent of sales from 18.9% for the second quarter of 1999 to 18.8% for the second quarter of 2000. Actual cost increased by $1,058,445 for the three-months ended June 30, 2000 compared to the same period in 1999. Operating costs also decreased as a percentage of sales for the six-month period ended June 30, 2000. Operating costs decreased from 19.5% for 1999 to 18.9% for 2000. Actual cost increased by $2,928,397 for the six months ended June 30, 2000 compared to the same period in 1999. This decrease in the three-month and six-month periods is the result of lower rental and management fees as a percentage of sales for acquired operations and increased revenue per store for other operations.

     Depreciation and amortization charges increased $335,733 for the second quarter of 2000 in comparison to the second quarter of 1999 and increased $669,529 for the six-month period of 2000 in comparison with the six-month period of 1999. Depreciation and amortization expense increased due to the acquisition of service centers as noted above.

     Selling, general and administrative (SG&A) expense increased 32.9% or $922,259 comparing the three-month period ending June 30, 1999 to the same period ended June 30, 2000. As a percentage of net sales, SG&A expense increased from 13.0% to 13.6%. Marketing costs increased by approximately $570,000 when comparing the second quarter of 1999 with the second quarter of 2000. During the second quarter of 1999, the Company received a grand opening rebate for marketing costs associated with new store acquisitions thus decreasing marketing expense for that period. Administrative staffing increased from the previous year due to increased regional and corporate requirements associated with supporting the additional service centers acquired and built during 1999.

     Selling, general and administrative expense increased 39.6% or $1,922,125 comparing the six-month period ended June 30, 2000 to the six-month period ended June 30, 1999. As a percentage of net sales, SG&A expense decreased from 13.3% to 12.8%. Marketing cost increased by approximately $680,000 when comparing year-to-date totals for 2000 to 1999. Administrative staffing increased from the previous year due to increased regional and corporate requirements associated with supporting the additional service centers acquired and built during 1999.

     Other income increased $91,931 comparing the second quarter of 2000 with the second quarter of 1999. Other income increased $196,929 comparing the six-month period ended June 30,2000 to the six-month period ended June 30, 1999. Other income increased due to interest earned on larger amounts of cash invested and higher commissions on vending sales due to the larger number of stores.

     Interest expense increased by $551,990 for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999. Interest expense increased by $1,226,796 for the six-month period ended June 30, 2000 compared with the six-month period ended June 30, 1999. The increase reflects additional borrowing required by the Company associated with the additional service centers acquired or built during 1999. A charge for dividend payments due on the Company's preferred stock was made for each period.

     An income tax charge of $21,324 and $54,824 was made for the three-month and six-month period ending June 30, 2000, respectively, reflecting state income taxes estimated to be payable. The Company has a federal net operating loss carry-forward and, therefore, has not made a federal income tax charge for the year.


Liquidity and capital resources:

     Since the end of 1999, working capital (current assets less current liabilities) decreased by $2,363,761. A majority of the capital decrease has resulted from the use of funds in capital improvements made to stores acquired in 1999 and to build new service centers. Cash flow from operations amounted to $1,449,738. The positive cash flow resulted from net income for the year adding non-cash items of depreciation and amortization, plus a decrease in accounts receivable and inventories and offset by a decrease in accounts payable and accrued expenses.

     During June 2000, the Company acquired Navigator Real Estate, LLC from Navigator Management, Inc., increasing the total assets and liabilities of the Company by approximately $3,324,000.

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

Item 2.   Changes in Securities: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of
          Security Holders:


The annual meeting of Lucor, Inc. was held on May 19, 2000. At that meeting all of the Company's directors were re-elected with the indicated number of shares voted:

                                In Favor

Stephen P. Conway               2,352,410
Jerry B. Conway                 2,352,410
D.  Fredrico Fazio              2,352,410
Anthony J. Beisler		2,352,410
Richard L. Rubin                2,352,410
R. Lewis Stanford               2,352,410


Item 5.   Other Information: None

Item 6.   Exhibits and Reports on Form 8-K: None

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of August 2000.


                         LUCOR, INC.


                         s/s Stephen P. Conway
                         ----------------------------------
                         Stephen P. Conway
                         Chairman, Chief Executive Officer,
                         and Director




                         s/s Kendall A. Carr
                         ----------------------------------
                         Kendall A. Carr
                         Chief Financial Officer