Form 10-Q
period 2000-09-30
LUCOR INC /FL/
filed 2000-11-14
CIK 914791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

(X) Quarterly Report Under Section 13 or 15 (d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

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

Date:     October 30, 2000    Class A Common Stock, par value $.02 per share

                              Shares Outstanding:   2,333,133

                              Class B Common Stock, par value $.02 per share

                              Shares Outstanding:     502,155

                                     LUCOR, INC.
                                        INDEX



PART I    FINANCIAL INFORMATION                                         PAGE

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    September 30, 2000 (unaudited) and
                    December 31, 1999                                     1

                    Consolidated Statements of Loss
                    Three Months Ended September 30, 2000 (unaudited)
                    and September 30, 1999 (unaudited) and Nine Months Ended September 30, 2000 (unaudited) and
                    September 30, 1999 (unaudited)                        2


                    Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 2000 (unaudited)
                    and September 30, 1999 (unaudited)                    4

                    Notes to Consolidated Financial
                    Statements                                            6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                         7

PART II - Other Information

          Item 1.   Legal Proceedings                                    10

          Item 2.   Changes in Securities                                10

          Item 3.   Defaults Upon Senior Securities                      10

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                     10

          Item 5.   Other Information                                    10

          Item 6.   Exhibits and Reports on Form 8-K                     10

                             LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                          Unaudited             Audited
    ASSETS                             30-September-2000     31-December-1999
                                       -----------------     ----------------
Current assets:

Cash                                     $ 3,085,031            $ 7,097,115
Accounts receivable                        1,311,562              1,468,669
Inventory                                  4,795,488              4,885,220
Prepaid charges                              481,905                683,677
Income tax receivable                         44,944                  --
                                         -----------            -----------
Total current assets                       9,718,930             14,134,681
                                         -----------            -----------
Property and equipment, net
 of accumulated depreciation              41,722,653             33,419,225
                                         -----------            -----------
Other assets:

Goodwill, net of accumulated
 amortization                             20,548,162             21,956,315

Franchise and operating rights,
 net of accumulated amortization           8,168,974              8,385,966

Leasehold license, application, area
 development, loan acquisition, and
 non-compete agreements, net
 of accumulated amortization               4,194,904              4,285,748

Other assets                                 109,010                160,093
                                         -----------            -----------
Total other assets                        33,021,050             34,788,122
                                         -----------            -----------
Total assets                             $84,462,633            $82,342,028
                                         ===========            ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long-term debt        $ 2,681,388            $ 3,136,090
Current portion of deferred
 revenue                                     200,000                200,000
Accounts payable                           4,792,523              5,428,011
Income tax payable                             5,201                 43,002
Accrued expenses                           6,172,122              5,927,936
Preferred dividend payable                     --                    35,000
                                         -----------            -----------
Total current liabilities                 13,851,234             14,770,039
                                         -----------            -----------
Long-term debt, net of
  current portion                         64,011,012             60,178,661
Deferred gain                                108,904                 90,348
Deferred revenue and other long-
 term liabilities                          1,819,964              2,067,902
Deferred taxes                               150,000                150,000
                                         -----------            -----------
Total long-term liabilities               66,089,880             62,486,911
                                         -----------            -----------

Stockholders' equity                       4,521,519              5,085,078
                                         -----------             ----------
Total liabilities, equity                $84,462,633            $82,342,028
                                         ===========            ===========
                                              (1)

                                      LUCOR, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF LOSS
                                               (Unaudited)

                              THREE MOS     THREE MOS       NINE MOS     NINE MOS
                            	  ENDED         ENDED          ENDED        ENDED
                          	30-SEP-00     30-SEP-99      30-SEP-00     30-SEP-99
                            ------------  ------------    -----------   -----------
Net sales                   $27,360,563   $23,562,506     $80,401,216   $59,942,632
Cost of sales       	      6,051,138     5,454,625      17,993,405    13,457,200
                             __________    __________     ___________   ___________
Gross profit                 21,309,425    18,107,881      62,407,811    46,485,432
                             __________    __________     ___________   ___________
Costs and expenses:
 Direct           	     11,107,912     9,718,276      30,873,302    23,272,281
 Operating                    5,192,392     4,406,981      15,208,268    11,494,460
 Depreciation and
  amortization                  880,299       789,018       2,761,282     2,000,472
 Selling, general, and
   administrative     	      3,400,598     3,222,199      10,179,430     8,009,158
                             __________    __________     ___________   ___________
                             20,581,201    18,136,474      59,022,282    44,776,371
                             __________    __________     ___________   ___________
Income (loss) from
  operations                    728,224      (28,593)       3,385,529     1,709,061
                             __________    __________     ___________   ___________
Other income                    166,149        51,691         528,425       217,038
Interest expense             (1,450,090)   (1,012,098)     (4,308,994)   (2,644,206)
                             __________    __________     ___________   ___________
Loss before provision
  for income taxes             (555,717)     (989,000)       (395,040)     (718,107)
Income tax expense               12,071        25,000          66,895        25,000
                             __________    __________     ___________   ___________
Net loss                       (567,788)   (1,014,000)       (461,935)     (743,107)
Preferred dividend              (35,000)      (35,000)       (105,000)     (105,000)
                             __________    __________     ___________   ___________
Loss available
  to common shareholders      ($602,788)  ($1,049,000)      ($566,935)    ($848,107)
                             ==========    ==========     ===========   ===========

                                             (2)

Weighted average number of
  shares outstanding-
  Basic and Diluted           2,835,288     2,833,788       2,835,087     2,826,899
                             ==========    ==========     ===========   ===========
Basic and diluted income
  available to common
  shareholders per common
  share outstanding            ($0.21)       ($0.37)        ($0.20)       ($0.30)
                             ==========    ==========     ===========   ===========

                                             (3)

                                  LUCOR, INC AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine months ended
                                         (Unaudited)

                                            30-Sep-2000          30-Sep-1999
                                            ___________          ___________
Cash flow from operations:
 Net loss                                  $   (461,935)        $   (743,107)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization
     of property and equipment                1,778,136            1,374,864
    Amortization of intangible assets           975,516              625,608
    Stock issued as directors' fees               3,376                --
    Changes in assets and liabilities:
     Decrease(increase)in accounts
      receivable                                156,317           (1,796,063)
     Decrease(increase) in inventories           89,732             (548,914)
     Decrease in prepaid expenses               201,772               58,489
     Increase in income tax receivable          (44,944)             (20,315)
     Increase (decrease) in accounts
      payable and accrued expenses             (559,364)           5,031,095
     Increase (decrease) in deferred
      gain                                       18,556               (2,060)
                                             ___________          ___________
Net cash provided by operating
 activities                                   2,157,162            3,979,597

                                             ___________          ___________
Cash flow from investing activities:

Purchase of property and equipment           (4,602,509)          (5,725,004)
Net increase in construction
 in progress                                 (2,377,305)          (1,870,132)

Acquisition of additional service centers          --             (5,186,718)
Net assets of acquisition                        71,387                --
Net decrease (increase)in franchise
 fees, goodwill, etc.                           171,628             (743,183)
                                             ___________           __________
 Net cash used in
   investing activities                      (6,736,799)         (13,525,037)
                                            ____________         ____________

Cash flows from financing activities:

Repayments of debt and obligations under
 capital leases                              (1,338,978)          (1,121,565)
Proceeds from borrowings                      2,259,469           13,064,264
Dividend paid                                  (105,000)            (105,000)
Repurchase of common stock                        --                  69,750
Decrease in long-term liabilities              (247,938)                --
                                             ____________         ___________
Cash provided by financing activities           567,553           11,907,449
                                             ____________         ___________

Increase (decrease) in cash                  (4,012,084)           2,362,009
Cash at beginning of period                   7,097,115            3,269,859
                                             ____________        ____________

Cash at end of period                      $  3,085,031         $  5,631,868
                                             ============        ============
                                               (4)

Disclosure of noncash investing and financing activities:

   During the nine months ended September 30, 2000, an adjustment was made to the purchase price of a previously recorded acquisition. The adjustment resulted in a decrease of $881,066, $995,127, and $114,062 in goodwill, notes payable, and accounts payable, respectively.

                                               (5)

                                        LUCOR, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company

     Lucor, Inc. and its subsidiaries have license agreements with Jiffy Lube International, Inc. ("JLI") to operate Jiffy Lube service centers in the Raleigh-Durham, North Carolina, Cincinnati, Ohio (including northern Kentucky), Pittsburgh, Pennsylvania, Dayton, Ohio, Toledo, Ohio, Lansing, Michigan, Nashville, Tennessee, Richmond/Tidewater, Virginia and Atlanta, Georgia areas. These service centers provide rapid lubrication, oil changes and related services for automobiles, light duty trucks and other vehicles. As of September 30, 2000 the Company had 212 centers in operation; as of December 31, 1999, 219 centers were in operation; and as of September 30, 1999, 199 service centers were in operation.

     The financial information as of September 30, 2000 and September 30, 1999 included herein is unaudited. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Financial statement information as of December 31, 1999 has been extracted from audited financial statements. All of the above financial information should be read in conjunction with the Company's annual audited financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Due to disappointing revenue and profits, the Company made the decision in 1998 to close twelve of its Sears service centers. As a result of this decision, during the fourth quarter of 1998, the Company took a charge of $1,383,475. The Company closed six of these service centers during the first quarter of 1999, five additional service centers during the third quarter of 1999, and one service center during February 2000.

     The Company made the decision in 1999 to close nine additional service centers, four of which are located in Sears service centers. As a result of this decision, during the fourth quarter of 1999, the Company took a charge of $276,007. The Company closed four of these service centers during the fourth quarter of 1999 and has closed three service centers during 2000. The remaining two service centers are scheduled to close by December 31, 2000.

     During June 2000, the Company acquired Navigator Real Estate, LLC from Navigator Management, Inc. Navigator Real Estate owns several properties leased by the Company and has loans outstanding for these properties which were acquired in late 1999 and early 2000. The purchase price of $50,000 for the membership interest of Navigator Real Estate was the capital investment of the original members. Navigator Management, Inc. is owned by two major shareholders of Lucor, Inc. For more information on the ownership of Navigator Management, Inc. see Certain Relationships and Related Transactions section of the Company's Form 10-K for the year ended December 31, 1999.

     During the third quarter the Company discovered a discrepancy in the purchase price of the seventy-three service centers acquired in April and May of 1999. The discrepancy resulted in a reduction of the purchase price by approximately $900,000. The results for the third quarter of 2000 reflect the adjustment of the purchase price by reducing the amount of goodwill associated with the acquisition and reducing a note and trade payable to the seller.
In addition, the Company adjusted the previously recognized amortization expense for goodwill and the interest expense for the note payable. The cumulative income adjustment recognized in the third quarter of 2000 was approximately $115,000. Management reviewed the impact of this adjustment on prior periods and previous public filings. Management concluded that the amount of the adjustment related to each prior period is not material and restatements would not be necessary.

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

                                          (6)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Consolidated net sales for the three months ended September 30, 2000 rose 16.1% when compared to the third quarter of 1999. The sales growth reflects the increase in the number of stores operated by the Company, due to the December 1999 acquisition of twenty-four stores in the Raleigh-Durham area.

     Consolidated net sales for the nine months ended September 30, 2000 rose 34.1% when compared to the first nine months of 1999. The sales growth reflects the increase in the number of stores operated by the Company, due to the 1999 acquisition of seventy-three stores in the Nashville, Tennessee, Dayton, Ohio, Cincinnati, Ohio, Lansing, Michigan and Atlanta, Georgia areas and the acquisition of twenty-four stores in the Raleigh-Durham area. During 1999, the Company also built an additional five service centers.

     Same store sales, comparing the three-month and nine-month periods of 2000 to the same periods in 1999, increased 0.3% and 2.7%, respectively.

     Cost of sales as a percent of sales decreased 1.0% from 23.1% to 22.1% for the three-month period ended September 30, 1999 compared to September 30, 2000. Cost of sales as a percent of sales decreased 0.1% from 22.5% to 22.4% for the nine-month period ended September 30, 1999 compared to September 30, 2000. The decrease in the cost of sales as a percent of sales reflects the Company's continued efforts to reduce costs of materials purchased, an increase in the prices of its basic signature service oil change, and increased sales of services that have higher margins. Pennzoil-Quaker State Company, the major supplier of oil for the Company, implemented three price increases in the cost of oil during 2000 which increased the Company's cost of sales but was offset by the savings mentioned above.

     Direct costs decreased for the third quarter as a percent of sales from 41.2% to 40.6% for 1999 and 2000, respectively. Direct costs decreased for the first nine months as a percent of sales from 38.8% to 38.4% for 1999 and 2000 respectively. This decrease is due to higher volume at the service centers thus reducing the direct labor required as a percent of sales by spreading the fixed nature of some of these costs over the higher volume.

     Operating costs increased as a percent of sales from 18.7% for the third quarter of 1999 to 19.0% for the third quarter of 2000. Actual cost increased by $785,411 for the three-months ended September 30, 2000 compared to the same period in 1999. The increase in operating cost as a percentage of sales in the three-month period is the result of price increases in credit card processing costs and store rental costs that were not offset by higher per store revenue for the quarter.

     Operating costs decreased as a percentage of sales for the nine-month period ended September 30, 2000. Operating costs decreased from 19.2% for 1999 to 18.9% for 2000. Actual cost increased by $3,713,808 for the nine months ended September 30, 2000 compared to the same period in 1999. The decrease in operating cost as a percentage of sales in the nine-month period is the result of lower rental and management fees as a percentage of sales for acquired operations and increased revenue per store for other operations.

                                          (7)

     Depreciation and amortization charges increased $91,281 for the third quarter of 2000 in comparison to the third quarter of 1999 and increased $760,810 for the nine-month period of 2000 in comparison with the nine-month period of 1999. Depreciation and amortization expense increased due to the acquisition of service centers as previously noted plus additional depreciation associated with the cost of major renovations to stores acquired in 1999.

     Selling, general and administrative (SG&A) expenses increased 5.5% or $178,399 comparing the three-month period ending September 30, 2000 to the same period ended September 30, 1999. As a percentage of net sales, SG&A expense decreased from 13.7% to 12.4%. Selling, general and administrative expense increased 27.1% or $2,170,272 comparing the nine-month period ended September 30, 2000 to the nine-month period ended September 30, 1999. As a percentage of net sales, SG&A expense decreased from 13.4% to 12.7%. Increases in SG&A expense is the result of increased regional and corporate requirements associated with twenty-four stores acquired in December 1999 in the Raleigh-Durham area.

     Other income increased $114,458 comparing the third quarter of 2000 with the third quarter of 1999. Other income increased $311,387 comparing the nine-month period ended June 30, 2000 to the nine-month period ended September 30, 1999. Other income increased due to income from a lease of operations of four stores not included in the Company's licensing agreements, increases in interest earned and higher commissions on vending sales due to the larger number of stores.

     Interest expense increased by $437,992 for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999. Interest expense increased by $1,664,788 for the nine-month period ended September 30, 2000 compared with the nine-month period ended September 30, 1999. The increase reflects additional borrowing required by the Company associated with the additional service centers acquired or built during 1999. A charge for dividend payments due on the Company's preferred stock was made for each period.

     An income tax charge of $12,071 and $66,895 was made for the three-month and nine-month period ending September 30, 2000 reflecting state income taxes estimated to be payable. The Company has a federal net operating loss carry-forward and, therefore, has not made a federal income tax charge for the year.

Liquidity and capital resources:

     Since the end of 1999, working capital (current assets less current liabilities) decreased by $3,496,946. A majority of the working capital decrease has resulted from the use of funds in capital improvements made to stores acquired in 1999 and to build new service centers. Cash flow from operations amounted to $2,157,162. The positive cash flow resulted from the net loss after income tax adding back the non-cash items of depreciation and amortization, plus decreases in account receivables, inventories and prepaid expenses offset by an increase in income tax receivable and a decrease in accounts payable.

     During the third quarter the Company discovered a discrepancy in the purchase price of the seventy-three service centers acquired in April and May of 1999. The discrepancy resulted in a reduction of the purchase price by approximately $900,000. The results for the third quarter of 2000 reflect the adjustment of the purchase price by reducing the amount of goodwill associated with the acquisition and reducing a note and trade payable to the seller.
In addition, the Company adjusted the previously recognized amortization expense for goodwill and the interest expense for the note payable. The cumulative income adjustment recognized in the third quarter of 2000 was approximately $115,000. Management reviewed the impact of this adjustment on prior periods and previous public filings. Management concluded that the amount of the adjustment related to each prior period is not material and restatements would not be necessary.

                                    (8)

     During 2000, the Company has borrowed $2,259,469 from two sources to provide funds for the addition of two service centers that were built during the first nine months of 2000 and funds for service centers under construction but not completed in the third quarter.

     The Company borrowed funds during the second quarter of 2000 through an agreement with Franchise Finance Corporation of America for $715,000. This loan carries an interest rate of 10.41% and is amortized over a twenty-five year period with a balloon payment after twenty years. These funds were used in the construction of a new service center. During the second quarter of 2000, the Company also borrowed $417,049 from Franchise Finance Corporation to be used for construction of additional service centers. This loan is for interest only until completion of the site at which time the interest rate will be 13.5% and the loan will be amortized over a twenty-five year period with a balloon payment after twenty years.

     The Company borrowed funds during the third quarter of 2000 through an agreement with Franchise Finance Corporation of America for $800,000. This loan carries an interest rate of 13.5% and is amortized over a twenty-five year period with a balloon payment after twenty years. These funds were used in the construction of a new service center.

     During the third quarter of 2000, The Company borrowed $327,420 to be used for construction of additional service centers. The loan is from a $900,000 line of credit from Central Carolina Bank. This loan is for interest only until completion of the site at which time the interest on this loan is paid at an adjustable rate on the principal amount outstanding. The adjustable rate is the three month LIBOR plus two and one-quarter percent (2.25%). The rate will change on the first business day of the month following any change in the ninety day LIBOR rate. This loan is amortized over a twenty-year period with a balloon payment after fifteen years.

     Management believes that cash generated from its operations and cash on hand will be sufficient to satisfy the Company's operating requirements for the next twelve months. Any acquisitions or new service center sites will require the Company to incur debt or obtain additional credit facilities. Although the Company is reviewing these possibilities, there can be no assurance that such financing will be available.

     During June 2000, the Company acquired Navigator Real Estate, LLC from Navigator Management, Inc., increasing the total assets and liabilities of the Company by approximately $3,324,000. The properties and debt are carried on the records of the Company on the same basis as they were under Navigator Management, Inc. There was no gain or loss on the transaction recorded by Navigator Management, Inc.

                                            (9)

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

Item 2.   Changes in Securities: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters to a Vote of
          Security Holders:  None

Item 5.   Other Information: None

Item 6. Exhibits and Reports on Form 8-K: On August 23, 2000 the Company filed a Form 8-K reporting that the Company was notified by Nasdaq that the Company was no longer in compliance with Marketplace Rule 4310(c)(2)(B). As a result of this non-compliance, effective August 24, 2000, the stock was no longer listed on The Nasdaq SmallCap Market. Following such de-listing, the stock will be eligible for trade on the OTC Bulletin Board.

                                             (10)

                               Signatures





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of November 2000.


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