Form 10-K
period 2000-12-31
LUCOR INC /FL/
filed 2001-04-02
CIK 914791

United States
                Securities and Exchange Commission
                      Washington, D.C. 20549
                             FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
            For the fiscal year ended December 31, 2000


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

The aggregate market value of the voting stock held by non-
affiliates of the Registrant, as of February 28, 2001, was
$1,504,243

As of February 28, 2001, there were 2,334,633 shares of the Registrant's Class A Common Stock, $.02 par value, outstanding and 502,155 shares of the Registrant's Class B Common Stock, $.02 par value, outstanding.

                            Lucor, Inc.
                        Index to Form 10-K
               For the Year Ended December 31, 2000



                         PART I                                  Page

Item 1  - Business   . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2  - Properties  . . . . . . . . . . . . . . . . . . . . . .  5

Item 3  - Legal Proceedings  . . . . . . . . . . .  . . . . . . .  6

Item 4  - Submission of Matters to a Vote of Security-Holders  . . 6

                             PART II

Item 5  - Market for the Registrant's Common Equity
              and Related Stockholder Matters  . . . . . . . . . . 6

Item 6  - Selected Financial Data  . . . . . . . . . . . . . . . . 7

Item 7  - Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . 9

Item 8  - Consolidated Financial Statements and Supplementary
          Data . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 9  - Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure  . . . . .  44

                             PART III

Item 10 - Directors and Executive Officers of the Registrant . .  44

Item 11 - Executive Compensation and Other Matters. . . . .. .    46

Item 12 - Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . .    48

Item 13 - Certain Relationships and Related Transactions . . .    49


                              PART IV

Item 14 - Exhibits, Financial Statement Schedules
                and Reports on Form 8-K  . . . . . . . . . . .    51

                              PART I
- -------------------------------------------------------------------

Item 1 - Business

General

     Lucor, Inc. (the "Registrant" or the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube." As of December 31, 2000 the Company operated two hundred twelve service centers in eight states, including fifty-two service centers in the Raleigh-Durham, North Carolina area, twenty-seven service centers in the Cincinnati, Ohio area (which includes northern Kentucky), fifteen service centers in the Pittsburgh, Pennsylvania area, thirteen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eighteen service centers in the Nashville, Tennessee area, twenty-four in the Richmond and Tidewater Virginia areas, eight service centers in the Lansing, Michigan area, and fifty in the Atlanta, Georgia area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except Lansing and Atlanta) and franchise agreements with JLI. Unless the context otherwise requires, references herein to the Company or the Registrant refer to Lucor, Inc. and its subsidiaries.

     The Company acquired Navigator Real Estate, LLC from Navigator Management, Inc., during June 2000. Navigator Real Estate, LLC owned several properties leased by the Company and had loans outstanding for these properties which were acquired in late 1999 and early 2000. The purchase price for the membership interest of Navigator Real Estate, LLC was the capital investment of the original members. Navigator Management, Inc. is owned by two major shareholders of Lucor, Inc. For more information on the ownership of Navigator Management, Inc. see the Certain Relationships and Related Transactions section of this 10K Report.

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

     The Company made the decision in 1999 to close nine additional service centers, four of which are located in Sears service centers. As a result of this decision, during the fourth quarter of 1999, the Company took a charge of $276,007. The Company closed four of these service centers during the fourth quarter of 1999 and closed the remaining three service centers in 2000.

      Within existing regions operating in 2000, the Company built one new "Jiffy Lube" service center and had five other service centers under development at the end of 2000. During 2000 the
Company followed a growth strategy of purchasing or building new stores within areas where the Company already has a strong presence. The Company plans to focus on a similar strategy during 2001.

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

                             (1)

     As of February 28, 2001, 2,143 Jiffy Lube service centers were open in the United States. Franchisees of JLI operated 1,663 of the service centers and JLI owned and operated the remaining 480 locations. (Source: National Oil & Lube News, March 2001) Of the total JLI franchised service centers, the Company operates 213 locations (as of March 1, 2001) making it the largest franchisee.

      According to National Oil & Lube News, March 2001 edition, there are approximately 6,431 fast lube chain service centers in operation as of February 28, 2001, representing an increase in the number of fast lube operations by 2% over 2000. Jiffy Lube is the largest fast lube operation chain, more than double the number of service centers run by the next largest chain.

Services

      The products and services offered by the Company are designed to provide customers with a convenient way to perform preventative maintenance on their vehicles, typically in minutes and without an appointment. The Company's proprietary service mark "Signature Service" includes changing engine oil and filter, lubricating the chassis, checking for proper tire inflation, washing the windows, vacuuming the interior of the car, checking and replenishing fluids in the transmission, differential, windshield washer, battery and power steering, and examining the air filter, lights, and windshield wiper blades while performing a manufacturer's recommended service review. The pricing of a Signature Service ranges from $24.99 to $29.99, depending on the geographic area.

     The Company also offers several other products and services including fuel injection system cleaning, automotive additives, manual transmission, differential and transfer case fluid replacement, radiator coolant replacement, tire rotation, air filter replacement, breather element replacement, positive crankcase ventilator valve (PCV valves) replacement, wiper blade replacement, headlight, battery and light bulb replacement, complete transmission fluid replacement, preventative maintenance packages, and auto safety and emissions inspection services. The Company does not perform any repairs on vehicles, only preventative maintenance and fluid replacement services.

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

Service Centers

      A typical service center consists of approximately 2,200 square feet with three service bays, a customer lounge, storage area, a full basement and rest rooms. The operating staff at each service center consists of a manager, an assistant manager and usually eight additional employees. The service centers are open six or seven days a week.

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

                             (2)

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

       Richmond/Tidewater. The Company has an assigned area development agreement which required the Company to develop one service center in each of the two years following assignment. The Company opened one service center in this area in 2000 and opened the second one in March 2001 to satisfy this agreement. The Company has a right of first refusal to develop service centers until December 31, 2008.

      Atlanta. The Company acquired fifty-three Jiffy Lube and Q Lube service centers located in the Atlanta, Georgia area on April 30, 1999. The Company has exclusive right to develop service centers in specified counties within the Atlanta area for three years. The Company has the right of first refusal for the sale of service centers or to develop service centers until April 30, 2009.

       The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and
marketing  assistance.   Each  franchise  agreement  requires   the
franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 2001, the initial franchise fee ranges from $12,500 to $35,000. The franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the 15th of the following month, a practice followed by the Company.

                             (3)

Management Services Agreement

      Each of the Company's operating subsidiaries has entered into a management service agreement with Navigator Management, Inc., a Florida corporation (Navigator), pursuant to which Navigator, as an independent contractor, operates, manages and maintains the service centers. Navigator is owned by Stephen P. Conway and Jerry B. Conway, both of whom are executive officers and directors of the Company and each subsidiary, as well as principal shareholders of the Company. These agreements continue until the termination of the last franchise agreement between the Company and JLI. For its services, Navigator receives an amount equal to a percentage of the annual net sales of each service center operated by a subsidiary, calculated as follows:


         Number of                                 Management Fee
      Service Centers                            Per Service Center
      ---------------                            ------------------
Service centers 1 through 34             4.50% of the sales of these centers
Service centers 35 through 70            3.00% of the sales of these centers
Service centers 71 through 100           2.25% of the sales of these centers
All other service centers                1.50% of the sales of these centers

                             (4)

Expansion Plans

      Within existing regions operating in 2000, the Company built one new "Jiffy Lube" service center and had five other service centers under development at the end of 2000. During 2000 the
Company followed a growth strategy of purchasing or building new stores within areas where the Company already has a strong presence. The Company plans to focus on a similar strategy during 2001.

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

Government Regulation and Environmental Matters

      The Company's service centers store new oil and generate and handle large quantities of used automotive oils and fluids. Accordingly, the Company is subject to a number of federal, state and local environmental laws governing the storage and disposal of automotive oils and fluids. Noncompliance with such laws and regulations, especially those relating to the installation and maintenance of underground storage tanks (UST's) could result in substantial cost. As of December 31, 2000, six of the Company's service centers had UST's on the premises. All six locations have UST's at the requirement of local and state regulatory authorities. Those UST's in use comply with all Environmental Protection Agency regulations that became effective December 22, 1998. The Company is not aware that any leaks have occurred at any of its existing UST's.

      In addition, the Company's service centers are subject to local zoning laws and building codes that could adversely impact the Company's ability to construct new service centers or to construct service centers on a cost-effective basis.

Employees

     As of December 31, 2000, the Company employed 2,011 people, of which 1,938 were engaged in operating the Company's Jiffy Lube Service Centers and the remainder were in management, development, marketing, finance and administrative capacities. None of the
Company's employees are represented by unions. The Company considers its employee relations to be good.

Item 2 - Properties

     Twenty-six of the Company's two hundred twelve service centers are owned, with the balance of the service centers leased. Most of the leases are for a twenty-year period with generally one to two, ten year options to renew. Twelve of the company's owned service centers are secured by a mortgage held by Enterprise Mortgage Acceptance Company, LLC ("EMAC"). Ninety-five of the leased service centers are secured by a leasehold mortgage held by EMAC. Eleven of the Company's owned service centers are secured by a mortgage held by Franchise Finance Corporation of America. Three of the Company's owned service centers are secured by a mortgage held by Central Carolina Bank. The Company also owns a 13,500 square foot office building in Raleigh, North Carolina which is secured by a mortgage to Centura Bank as described in the notes to the financial statements.

                             (5)

Item 3 - Legal Proceedings

      The Company is involved in lawsuits and claims arising in the normal course of business. Although the outcome of these lawsuits and claims are uncertain, Management believes that these lawsuits and claims are adequately covered by insurance or they will not (singly or in the aggregate) have a material adverse affect on the Company's business, financial condition, or operations. Those lawsuits and claims against the Company which have not been resolved and which can be estimated and are probable to occur have been accounted for in the Company's financial statements.

Item 4 - Submission of Matters to a Vote of Security Holders

     On January 8, 2001, the Company and principal shareholders and executive officers, Stephen P. Conway and Jerry B. Conway, jointly filed a preliminary Schedule 13e-3 describing a proposal for a 20 to 1 reverse stock split of the Company's Class A Common Stock. It is anticipated that such proposal will be voted on at a special meeting of the Company's shareholder to take place during the second quarter of 2001. If the reverse split reduces the number of registered Class A Common Stock to below 300, the Company's Board of Directors has indicated that they will support a termination of public registration of the Class A Common Stock under the 1934 Act. Further information regarding this transaction may be obtained by reference to the above-referenced Schedule 13e-3 filing.

                              PART II
- -------------------------------------------------------------------

Item  5  -  Market for the Registrant's Common Equity  and  Related
Stockholder Matters

      The Company has two classes of Common Stock consisting of Class A Common Stock and Class B Common Stock. The Class A stock is traded on The NASDAQ Stock Marketr on the Over the Counter Bulletin Board market under the symbol LUCR. The Class B Common Stock is closely held and not traded in any public market.

      As of December 31, 2000, there were approximately 462 holders of record of the Class A Common Stock and two record holders of the Class B Common Stock. No cash dividends have ever been paid on either class of the Company's Common Stock.

      The following table shows high and low sales prices for the Class A Common Stock of Lucor as reported on the NASDAQ - Over the Counter Bulletin Board market in 2000 and the NASDAQ SmallCaps Market in 1999.

                                2000                    1999
                            Market Price            Market Price
                            ------------            ------------
Quarter Ended             High      Low           High       Low
- -------------             ----      ---           ----       ---
March 31                 $ 4.13    $ 1.38        $ 5.00     $ 3.50
June 30                  $ 3.25    $ 1.53        $ 4.94     $ 3.94
September 30             $ 1.75    $  .88        $ 5.25     $ 3.06
December  31             $ 1.63    $  .28        $ 4.25     $ 1.75

Item 6 - Selected Financial Data

      The selected consolidated financial data of the Company set forth on the following page are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this 10-K Report. The statement of loss data for each of the years in the five year period ended December 31 and the Balance Sheet data as of December 31, 1996, 1997, 1998, 1999, and 2000 are derived from audited Consolidated Financial Statements.

                             (6)

                                LUCOR, INC.
               Five Year Summary of Selected Financial Data

                                    2000          1999          1998          1997          1996
Income Statement Data:
 Net sales                     $107,287,910   $84,018,095   $55,307,206   $42,678,313   $37,772,799
 Cost of sales                   24,194,192    18,683,931    12,715,861     9,979,363     8,951,465
                                -----------   -----------   -----------   -----------   -----------
  Gross profit                   83,093,718    65,334,164    42,591,345    32,698,950    28,821,334
                                -----------   -----------   -----------   -----------   -----------
Costs and expenses:
 Direct                          41,463,413    32,905,302    20,449,478    16,494,374    14,059,886
 Operating                       19,933,755    16,264,016    10,981,273     8,923,880     7,786,260
 Depreciation, amortization       3,682,787     2,752,908     2,217,366     2,056,059     2,001,300
 Selling, general, admin.        14,237,578    11,496,058     7,388,269     5,928,152     5,455,291
 Impairment loss(service
   center closings)                      --       276,007     1,383,475            --            --
                                -----------   -----------   -----------   -----------   -----------
                                 79,317,533    63,694,291    42,419,861    33,402,465    29,302,737

Income (loss) from operations     3,776,185     1,639,873       171,484      (703,515)     (481,403)

Interest expense                 (5,874,441)   (3,764,526)   (2,664,938)   (1,480,679)   (1,176,149)
Loss before provision for
 income taxes and extra-
 ordinary item                   (1,619,950)   (1,844,969)   (2,287,498)   (2,122,038)   (1,464,994)
Loss before extra-
 ordinary item                   (1,727,950)   (1,972,626)   (2,114,481)   (1,581,443    (1,201,988)
Extraordinary loss(net of tax)           --            --            --      (258,625)           --

Net loss                        $(1,727,950)  $(1,972,626)  $(2,114,481)  $(1,840,068)  $(1,201,988)
                                ===========   ===========   ===========   ===========   ===========

Preferred dividend                 (140,000)     (140,000)     (140,000)     (140,000)     (133,287)
Loss before extra-
 ordinary item available
 to common shareholders         $(1,867,950)  $(2,112,626)  $(2,254,481)  $(1,721,443)  $(1,335,275)
                                ===========   ===========   ===========   ===========   ===========

Basic and diluted loss
 per common share:
  Loss before extraordinary
  item available to common
  shareholders                     $(0.66)       $(0.75)       $(0.80)       $(0.61)       $(0.54)

  Extraordinary item                    -             -             -         (0.09)            -
                                -----------   -----------   -----------   -----------   -----------
  Net loss per common
   share availabLE to
   common shareholders             $(0.66)       $(0.75)       $(0.80)       $(0.70)       $(0.54)
                                ===========   ===========   ===========   ===========   ===========
Cash dividends declared
 per share                           -0-           -0-           -0-           -0-            -0-

Weighted average common shares
   outstanding -
   basic and diluted              2,835,136     2,828,480     2,824,868     2,842,367     2,451,683


                             (7)


                                                   December 31,
                                                   ------------
                                      2000          1999          1998          1997          1998
                                      ----          ----          ----          ----          ----
Balance Sheet Data:
 Cash and other current
   assets                         $ 8,039,029   $14,219,757   $ 6,933,928   $ 6,614,374    $5,213,281
 Property and equipment, net       43,252,463    33,419,225    23,292,926    21,839,319    22,506,488
  Other assets, net                32,752,738    34,703,046    16,052,634     4,766,587     4,907,840
                                  -----------   -----------   -----------   -----------   -----------
Total assets                      $84,044,230   $82,342,028   $46,279,488   $33,220,280   $32,627,609
                                  ===========   ===========   ===========   ===========   ===========

Current obligations/debt           15,076,054    14,770,039     6,984,231     4,757,756     5,335,200
Long-term liabilities              65,747,673    62,486,911    32,167,303    18,855,114    16,304,431
Preferred stock, redeemable                --            --     2,000,000     2,000,000     2,000,000
Stockholders' equity                3,220,503     5,085,078     5,127,954     7,607,410     8,987,978

                             (8)

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is engaged through its subsidiaries in the automotive fast oil change, fluid maintenance lubrication, and general preventative maintenance service business at two hundred twelve service centers in eight states, including fifty-two service centers in the Raleigh-Durham, North Carolina area, twenty-seven service centers in the Cincinnati, Ohio area (which includes northern Kentucky), fifteen service centers in the Pittsburgh, Pennsylvania area, thirteen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eighteen service centers in the Nashville, Tennessee area, twenty-four in the Richmond and Tidewater Virginia area, eight service centers in the Lansing, Michigan area, and fifty in the Atlanta, Georgia area.

     During 1999, the Company acquired 102 stores in several regions. The Company also built five service centers. On March 31, 1999, the Company acquired 20 "Q Lube" facilities located in the markets of Cincinnati, Ohio, Dayton, Ohio, Lansing, Michigan and Nashville, Tennessee. The Company acquired 53
Jiffy Lube and Q Lube service centers located in the Atlanta, Georgia area on April 30, 1999. On December 16, 1999, the Company executed a Stock Purchase Agreement with Quick 10 Corporation ("Quick 10") to purchase 23 quick lube service centers in the Raleigh/Durham area and 4 quick lube service centers in the Greensboro and Winston Salem, North Carolina area. The Company also acquired two service centers from independent operators in the Virginia region. All service centers acquired in 1999 were converted to Jiffy Lube service centers in 2000. At the end of 1999, the Company had two hundred nineteen
Jiffy Lube service centers in operation.

     During 2000, the Company added one service center in the Richmond, Virginia area. At year-end the Company had five other service centers under development. During 2000 the Company leased four service centers in the Greensboro and Winston Salem, North Carolina areas to a Jiffy Lube operator who owns stores in that region. At the end of 2000, the Company had two hundred twelve Jiffy Lube service centers in operation.

     During the third quarter of 2000 the Company discovered a discrepancy in the purchase price of the seventy-three service centers acquired in April and May of 1999. The discrepancy resulted in a reduction of the purchase price by $881,000. The results for the third quarter of 2000 reflect the adjustment of the purchase price by reducing the amount of goodwill associated with the acquisition and reducing a note and trade payable to the seller. In addition, the Company adjusted the previously recognized amortization expense for goodwill and the interest expense for the note payable. The cumulative income adjustment recognized in the third quarter of 2000 was approximately $115,000. Management reviewed the impact of this adjustment on prior periods and previous public filings. Management concluded that the amount of the adjustment related to each prior period is not material and restatements would not be necessary.

Results of Operations

     The Company's primary indicator of business activity is revenue generated. Costs are measured as a percentage of net sales. Cost of sales and direct costs (which includes labor at the retail level and other volume-related operating costs) can be expected to vary approximately in line with sales volumes. Operating costs include store occupancy costs, insurance, royalties paid to the franchisor, management fees and other lesser categories of expenses. Store occupancy costs can be expected to vary, either with periodic, contractual rent increases at leased locations or as a function of sales for those leases which have a sales based rent schedule. Real estate taxes are subject to periodic adjustments. Royalty fees paid to the franchisor are 4% of sales and management fees are paid at rates described above (see Management Services Agreement). The majority of the Company's service centers are open six days per week and average 308 days of operation per year.

                             (9)

     The Company experienced a net loss for 2000 of $1,727,950. There were several factors that produced this loss. Sales were lower than could otherwise be expected in the first quarter of 2000, because the North Carolina and Virginia areas experienced a severe snowstorm that caused the closure or curtailment of activity at these service centers for up to a week. The Company estimates that it lost $850,000 in sales due to the storm plus the stores' repairs costs that resulted. Due to an industry wide softening of demand for automotive services, sales were lower than expected in the fourth quarter of 2000.

     During 2000, the Company incurred several non-recurring costs, mainly associated with the assimilation of the newly acquired regions. These costs included store repairs and maintenance and training. In addition, the Company closed several service centers that were generating operating losses and cancelled development projects for which expenditures had been made.

     Pennzoil-Quaker State Company, the major supplier of oil for the Company, implemented four price increases in the cost of oil during February, April, May, and October of 2000 thus increasing the Company's cost of sales from 1999. The Company estimates this increase in cost of sales to be approximately $1,168,000 in 2000. The Company's response to this price increase was to make the reduction of the costs of materials purchased a priority, to increase the price of its basic signature service oil change, and to promote sales through
the packaging of services that have higher margins.   However, these measures
could not totally offset the effect of the four price increases in oil from the major supplier Pennzoil-Quaker State Company.


2000 Compared to 1999

     Net sales increased by 27.7% from 1999 to 2000 due to the increase in base business and the effect of the 102 stores acquired and built during 1999 operating for all of 2000.

                                                             Percent
                              2000               1999       Increase
                              ----               ----       --------
Same stores (1)          $ 62,702,461       $ 61,758,899       1.5%

New Stores                 44,585,449         22,259,196
                         ------------       ------------
Total new sales
 change                  $107,287,910       $ 84,018,095      27.7%
                         ============       ============

(1) Opened as of January 1, 1999


     The Company's average daily sales per service center increased by 3% when comparing 2000 with 1999. Sales were lower than could otherwise be expected in the first quarter of 2000, because the North Carolina and Virginia areas experienced a severe snowstorm that caused the closure or curtailment of activity at these service centers for up to a week. The Company estimates that it lost $850,000 in sales due to the storm. Sales were lower than expected in the fourth quarter of 2000, due to an industry wide softening of demand for automotive services.

     Cost of sales, which represents the direct cost of material sold to the customer (oil, filters, lubricants, wiper blades, additives, etc.) increased as a percent of sales from 22.2% to 22.6% comparing 1999 to 2000. Pennzoil-Quaker State Company, the major supplier of oil for the Company, implemented four price increases in the cost of oil during 2000 thus increasing the Company's cost of sales. This increase was partially offset by the Company's continued efforts to reduce costs of materials purchased, an increase in the price of its basic signature service oil change, and increased sales of services that have little or no material content.

                             (10)

     Direct operating costs increased by $8,558,111 or 26.0% in 2000 as compared to 1999. As a percent of sales these costs decreased from 39.2% in 1999 to 38.6% in 2000. This decrease is due to higher volume at the service centers thus reducing the direct labor required as a percent of sales by spreading the fixed nature of some of these costs over the higher volume.

     Operating costs increased by $3,669,739 or 22.6% in 2000 as compared to 1999. This increase is less than the percentage of sales increase. As a percent of sales, operating costs decreased from 19.4% of sales in 1999 to 18.6% of sales in 2000. Operating costs consist primarily of facility related costs such as rents, real estate and personal property taxes plus royalties paid to JLI as part of the franchise agreement and management fees paid to Navigator Management, Inc. Since some of these costs are fixed (mainly rent), the cost per sales dollar decreases as the sales increase.

     Depreciation and amortization costs increased by $929,879 in 2000 as compared to 1999. The majority of the increase in depreciation and amortization expense for 2000 is due to the acquisition of the service centers in 1999 as previously noted plus additional depreciation associated with the cost of major renovations to stores acquired in 1999.

     Selling, general, and administrative (SGA) costs increased by $2,741,520 or 23.8% in 2000 as compared to 1999. As a percent of sales, SGA costs decreased by 0.4%. Increases in SG&A expense is the result of increased regional and corporate requirements associated with stores acquired and built in 1999.

     In 1999, the Company recorded an impairment loss of $276,007 reflecting its anticipation of closing nine stores. Four of the stores were Sears, three of which were acquired in the Atlanta acquisition. The remaining five stores did not meet expected operating results. The Company closed four of these service centers during the fourth quarter of 1999. The remaining five service centers were closed during 2000. No such impairment loss was recorded in 2000.

     Interest expense increased $2,109,915 in 2000 compared to 1999. The increase reflects additional borrowing required by the Company associated with the additional service centers acquired or built during 1999.

     Other income increased by $198,622 in 2000 compared to 1999. Other income increased due to higher commissions on vending sales due to the larger number of stores.

     A charge of $108,000 was made for income taxes due mainly to state income taxes. The Company has substantial net operating loss carryforwards for Federal and some states, however the tax benefit generated by these net operating loss carryforwards are being offset by valuation reserves.

Dividends on Series A preferred stock were $140,000 in 2000 and 1999.

1999 Compared to 1998

     Net sales increased by 51.9% from 1998 to 1999 due to the increase in base business over the previous year as well as the impact of new service centers which were opened and acquired during 1999 as indicated on the following table:


                                                             Percent
                              2000               1999       Increase
                              ----               ----       --------

Same stores              $ 60,563,606       $ 55,307,206       9.5%

New Stores                 23,454,489                 --
                         ------------       ------------
Total new sales
 change                  $ 84,018,095       $ 55,307,206      51.9%
                         ============       ============

                             (11)

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

     Direct operating costs increased by $12,455,824 or 60.9% in 1999 as compared to 1998. As a percent of sales these costs increased from 37.0% in 1998 to 39.2% in 1999. Labor costs accounted for a majority of this increase, representing an increase of approximately 1.1% of sales. This increase is the result of higher labor costs at the newly acquired service centers, including higher fixed labor charges at stores for store management at these service centers, most of which have lower sales per store. Other direct costs increased approximately 1.1%. This increase is the result of start up costs associated with the newly acquired service centers. Without the acquisitions, direct costs for 1999 would have been approximately 37.7%.

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

     Depreciation and amortization costs increased by $535,542 in 1999 compared to 1998. The majority of the increase in depreciation and amortization expense for 1999 is due to the acquisition of the service centers as noted above.

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

                             (12)

     In 1998, the Company recorded an impairment loss of $1,383,475 reflecting the write down of assets at twelve of its sixteen service centers located at Sears auto centers. The Company closed six of these service centers during the first quarter of 1999, five additional service centers during the second quarter of 1999, and one service center during February 2000.

     Interest expense increased by $1,099,588 in 1999 compared to 1998 reflecting the increased debt acquired due to the acquisitions as noted above.

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

     Dividends on Series A preferred stock were $140,000 in 1999 and 1998.

Liquidity and Capital Resources

     As of December 31, 2000, the Company had cash and current assets of $8,039,029 and short term obligations (including the current portion of long term debt) of $15,076,054 for net working capital deficit of $7,037,025. Cash provided by operations amounted to $3,079,414. Net cash used in investing activities was $12,540,151. A majority of the working capital decrease has resulted from the use of funds in capital improvements made to stores acquired in 1999 and to build new service centers. The positive cash flow resulted from the net loss after income tax adding back the non-cash items of depreciation and amortization, plus decreases in account receivables, inventories and prepaid expenses offset by a decrease in accounts payable.

     The Company acquired Navigator Real Estate, LLC from Navigator Management, Inc., during June 2000, increasing the total assets and liabilities of the Company by approximately $3,708,000. The properties and debt are carried on the records of the Company on the same basis as they were under Navigator Management, Inc. There was no gain or loss on the transaction recorded by Navigator Management, Inc.

     During the third quarter of 2000 the Company discovered a discrepancy in the purchase price of the seventy-three service centers acquired in April and May of 1999. The discrepancy resulted in a reduction of the purchase price by $881,000. The results for the third quarter of 2000 reflect the adjustment of the purchase price by reducing the amount of goodwill associated with the acquisition and reducing a note and trade payable to the seller. In addition, the Company adjusted the previously recognized amortization expense for goodwill and the interest expense for the note payable. The cumulative income adjustment recognized in the third quarter of 2000 was approximately $115,000. Management reviewed the impact of this adjustment on prior periods and previous public filings. Management concluded that the amount of the adjustment related to each prior period is not material and restatements would not be necessary.

     Debt increased by $6,892,851 during 2000. The Company borrowed $3,742,065 from two sources to provide funds for the addition of service centers that were built or under construction but not completed during 2000. The remaining increase of $3,150,786 was debt acquired as a result of the acquisition of Navigator Real Estate.

     The Company borrowed funds during the second quarter of 2000 through an agreement with Franchise Finance Corporation of America for $715,000. This loan carries an interest rate of 10.41% and is amortized over a twenty-five year period with a balloon payment after twenty years. These funds were used in the construction of a new service center. During the second quarter of 2000, the Company also borrowed $247,690 from Franchise Finance Corporation to be used for construction of an additional service center. This loan is for interest only until completion of the site at which time the interest rate will be 10% and the loan will be amortized over a twenty-five year period with a balloon payment after twenty years.

                             (13)

     The Company borrowed funds during the third quarter of 2000 through an agreement with Franchise Finance Corporation of America for $800,000. This loan carries an interest rate of 9.95% and is amortized over a twenty-five year period with a balloon payment after twenty years. These funds were used in the construction of a new service center. During the third quarter of 2000, the Company also borrowed $274,320 from Franchise Finance Corporation to be used for construction of an additional service center. This loan is for interest only until completion of the site at which time the interest rate will be 10.32% and the loan will be amortized over a twenty-five year period with a balloon payment after twenty years.

     During the third quarter of 2000, The Company borrowed $274,320 to be used for construction of an additional service center. The loan is from a line of credit from Central Carolina Bank. This loan is for interest only until completion of the site at which time the interest on this loan is paid at an adjustable rate on the principal amount outstanding. The adjustable rate is the three month LIBOR plus two and one-quarter percent (2.25%). The rate will change on the first business day of the month following any change in the ninety day LIBOR rate. This loan is amortized over a twenty-year period with a balloon payment after fifteen years.

     During the fourth quarter of 2000, the Company also borrowed $589,711 from Franchise Finance Corporation to be used for construction of an additional service center. This loan is for interest only until completion of the site at which time the interest rate will be 10.51% and the loan will be amortized over a twenty-five year period with a balloon payment after twenty years.

     During the fourth quarter of 2000, The Company borrowed $841,024 to be used for construction of additional service centers. The loan is from a line of credit from Central Carolina Bank. This loan is for interest only until completion of the site at which time the interest on this loan is paid at an adjustable rate on the principal amount outstanding. The adjustable rate is the three month LIBOR plus two and one-quarter percent (2.25%). The rate will change on the first business day of the month following any change in the ninety day LIBOR rate. This loan is amortized over a twenty-year period with a balloon payment after fifteen years.

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

                             (14)

Item 8 - Consolidated Financial Statements and Supplementary Data

                                                       Page

Consolidated Financial Statements:

  Independent Auditors' Report                          15

  Consolidated Balance Sheets as of December 31,
   2000 and 1999                                        16

   Consolidated Statements of Loss for the years
    ended December 31, 2000, 1999 and1998               17

   Consolidated Statements of Stockholders'
    Equity for the years ended December 31,
    2000, 1999 and 1998                                 18

   Consolidated Statements of Cash Flows for
    the years ended December 31, 2000,
    1999 and 1998                                       19

   Notes to Consolidated Financial Statements           20

   Financial Statement Schedule:

        All schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
  Financial Statements or Notes thereto.

                   LUCOR, INC. AND SUBSIDIARIES

                 Consolidated Financial Statements

                    December 31, 2000 and 1999

            (With Independent Auditors' Report Thereon)

                   Independent Auditors' Report


To the Board of Directors and Stockholders
Lucor, Inc. and Subsidiaries
Raleigh, North Carolina

We have audited the accompanying consilidated balance sheets of Lucor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lucor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                 /s/ KPMG LLP


Raleigh, North Carolina
March 9, 2001



                             (15)

                    Consolidated Balance Sheets

                    December 31, 2000 and 1999


                                                    2000              1999
Assets                                             ------            ------

Current assets:
 Cash and cash equivalents                    $   2,043,096     $   7,182,191
   Accounts receivable, trade, net of
    allowance for doubtful accounts
    of $39,887 and $59,265 at
    December 31, 2000 and 1999,
    respectively                                    474,138           745,883
   Accounts receivable, other                       829,534           722,786
   Inventories                                    4,171,695         4,885,220
    Prepaid expenses                                520,566           683,677
                                              -------------     -------------
       Total current assets                       8,039,029        14,219,757
                                              -------------     -------------
Property and equipment, net of
 accumulated depreciation (notes
 3, 6 and 7)                                     43,252,463        33,419,225
                                              -------------     -------------
Other assets:
 Franchise and operating rights, net
  of accumulated amortization of
  $788,424 and $501,724 at
  December 31, 2000 and 1999,
  respectively (note 8)                           8,099,266         8,385,966
 Goodwill, net of accumulated
  amortization of $1,195,603 and
  $612,630 at December 31, 2000
  and 1999, respectively                         20,407,201        21,871,239
 Leasehold, license, application, area
  development, loan acquisition, and
  non-compete agreements, net of
  accumulated amortization of $1,900,127
  and $1,451,568 at December 31, 2000
  and 1999, respectively                          4,132,124         4,285,748
  Deposits                                           70,154            96,593
  Other assets                                       43,993            63,500
                                              -------------     -------------
                                                 32,752,738        34,703,046
                                              -------------     -------------
                                              $  84,044,230     $  82,342,028
                                              =============     =============


          Liabilities and
           Stockholder's Equity

Current liabilities:
 Current portion of long-term
  debt (note 7)                                   2,658,812         3,136,090
 Current portion of line of
  credit (note 6)                                 1,115,352                --
 Current portion of other
  long-term liabilities
  (note 17)                                         200,000           200,000
 Accounts payable                                 4,726,514         5,428,011
 Income tax payable                                  16,134            43,002
 Accrued expenses:
  Payroll                                         1,436,391         1,159,206
  Management fees (note 5)                        1,072,025           779,180
  Property taxes                                    568,258           517,649
  Other                                           3,247,568         3,471,901
  Preferred dividend                                 35,000            35,000
                                              -------------     -------------
    Total current liabilities                    15,076,054        14,770,039
                                              -------------     -------------
Long-term debt, net of current
 portion (note 7)                                62,645,127        60,178,661
Line of credit, net of current
 portion (note 6)                                 1,091,502                --
Deferred gain (note 9)                               68,969            90,348
Deferred revenue and other long-term
 liabilities (note 17)                            1,741,075         2,067,902
Deferred taxes (note 4)                             201,000           150,000
                                             --------------     -------------
     Total long-term liabilities                 65,747,673        62,486,911

Stockholders' equity (notes 10,
 11, 12 and 13):
  Series A preferred stock, $100 par
   value, 20,000 shares authorized,
   issued and outstanding                         2,000,000         2,000,000
  Preferred stock, $.02 par value,
   ($.10 liquidation preference),
   authorized 5,000,000 shares, no
   shares issued and outstanding                         --                --

Common stock, Class "A", $.02 par
   value, 5,000,000 shares
   authorized, 2,333,133 and
   2,331,633 shares issued and
   outstanding at December 31, 2000
   and 1999, respectively                            46,662            46,632
  Common stock, Class "B", $.02 par
   value, 2,500,000 shares
   authorized, 502,155 shares issued
   and outstanding at December 31,
   2000 and 1999                                     10,043            10,043
  Additional paid-in capital                      9,448,044         9,444,699
  Treasury stock at cost (760 shares
   at December 31, 2000 and 1999)                    (3,437)           (3,437)
Accumulated deficit                              (8,280,809)       (6,412,859)
                                              -------------     -------------
    Total stockholders' equity                    3,220,503         5,085,078
                                              -------------     -------------
Commitments and contingencies
 (note 9)

                                              $  84,044,230     $  82,342,028
                                              =============     =============

See accompanying notes to consolidated financial statements.

                             (16)

                   LUCOR, INC. AND SUBSIDIARIES

                  Consolidated Statements of Loss

           Years ended December 31, 2000, 1999 and 1998

                                             2000          1999       1998
                                            ------       ------      ------
Net sales                               $107,287,910   84,018,095   55,307,206
Cost of sales (note 5)                    24,194,192   18,683,931   12,715,861
                                        ------------ ------------ ------------
          Gross profit                    83,093,718   65,334,164   42,591,345
                                        ------------ ------------ ------------
Costs and expenses:
  Direct                                  41,463,413   32,905,302   20,449,478
  Operating (note 5)                      19,933,755   16,264,016   10,981,273
  Depreciation and amortization            3,682,787    2,752,908    2,217,366
  Selling, general and
   administrative                         14,237,578   11,496,058    7,388,269
  Impairment loss - service
   center assets (note 14)                        --      276,007    1,383,475
                                        ------------ ------------ ------------
                                          79,317,533   63,694,291   42,419,861
                                        ------------ ------------ ------------
          Income from operations           3,776,185    1,639,873      171,484
                                        ------------ ------------ ------------
Interest expense                          (5,874,441)  (3,764,526)  (2,664,938)
Other income                                 478,306      279,684      205,956
                                        ------------ ------------ ------------
                                          (5,396,135)  (3,484,842)  (2,458,982)
                                        ------------ ------------ ------------
          Loss before provision
           for income taxes               (1,619,950)  (1,844,969)  (2,287,498)

Income tax benefit
 (expense) (note 4)                         (108,000)    (127,657)     173,017
                                        ------------ ------------ ------------

              Net loss                  $ (1,727,950)  (1,972,626)  (2,114,481)
                                        ============ ============ ============
Net loss                                $ (1,727,950)  (1,972,626)  (2,114,481)
Preferred dividend                          (140,000)    (140,000)    (140,000)
                                        ------------  ----------- ------------
          Loss available to
           common shareholders          $ (1,867,950)  (2,112,626)  (2,254,481)
                                        ============ ============ ============

Basic and diluted loss per
 common share:
  Net loss per common share
   available to common
   shareholders                         $  (0.66)       (0.75)       (0.80)
                                        ============ ============ ============

Weighted average common shares
 outstanding:
  Basic and dilutive                       2,835,136    2,828,480    2,824,868
                                        ============ ============ ============

See accompanying notes to consolidated financial statements.

                             (17)

                          LUCOR, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998


                                                 Preferred
                                                  Stock                    Common Stock
                                            ------------------   -----------------------------------
                                                                     Number of Shares
                                             Number                  ----------------
                                               of         Par        Class      Class        Par
                                             shares      value        "A"        "B"        value

Balance at December 31, 1997                     --          --    2,145,733    702,155      56,967
Repurchase of shares (note 10)                   --          --      (39,000)        --        (780)
Exchange of shares (note 10)                     --          --      200,000   (200,000)         --
Stock issued for employee bonuses
 and directors' fees (note 13)                   --          --        9,400         --         188
Net  loss                                        --          --           --         --          --
Preferred dividend (note 11)                     --          --           --         --          --
                                             ------   ---------  -----------   --------     -------
Balance  at  December 31, 1998                   --          --    2,316,133    502,155      56,365
Waiver  of  redemption rights (note 11)      20,000   2,000,000           --         --          --
Stock issued for employee bonuses
 and  director's fees (note 13)                  --          --       15,500         --         310
Net  loss                                        --          --           --         --          --
Preferred dividend (note 11)                     --          --           --         --          --
                                             ------   ---------  -----------   --------     -------
Balance  at  December 31, 1999               20,000   2,000,000    2,331,633    502,155    $ 56,675
Stock issued for directors'
 fees  (note 13)                                 --          --        1,500         --          30
Net  loss                                        --          --           --         --          --
Preferred dividend (note 11)                     --          --           --         --          --
                                             ------   ---------  -----------   --------     -------
Balance  at  December 31, 2000               20,000  $2,000,000    2,333,133    502,155    $ 56,705
                                             ======   =========  ===========   ========     =======

                          LUCOR, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                                               Treasury Stock
                                              ----------------

                                 Additional   Number
                                   paid-in      of                 Retained
                                   capital     shares     Cost      deficit
                                 ----------   ------    ------     ---------

Balance at December 31, 1997      9,599,642     760     (3,437)   (2,045,752)
Repurchase of shares (note 10)     (274,220)     --         --            --
Exchange of shares (note 10)             --      --         --            --
Stock issued for employee
 bonuses and directors' fees
 (note 13)                           49,837      --         --            --
Net loss                                 --      --         --    (2,114,481)
Preferred dividend (note 11)             --      --         --      (140,000)
                                  ---------    ----     ------   -----------
Balance at December 31, 1998      9,375,259     760     (3,437)   (4,300,233)
Waiver of redemption rights
 (note 11)                               --      --         --            --
Stock issued for employee
 bonuses and director's
 fees (note 13)                      69,440      --         --            --
Net loss                                 --      --         --    (1,972,626)
Preferred dividend (note 11)             --      --         --      (140,000)
                                  ---------    ----     ------   -----------
Balance at December 31, 1999      9,444,699     760     (3,437)   (6,412,859)
                                  ---------    ----     ------   -----------
Stock issued for directors'
 fees (note 13)                       3,345      --         --            --
Net loss                                 --      --         --    (1,727,950)
Preferred dividend (note 11)             --      --         --      (140,000)
                                  ---------    ----     ------   -----------
Balance at December 31, 2000      9,448,044     760   $ (3,437)   (8,280,809)
                                  =========    ====     ======   ===========

See accompanying notes to consolidated financial statements.

                             (18)

                          LUCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                       2000             1999             1998
                                                   ------------     ------------     ------------
Cash flows from operations
 Net  loss                                        $  (1,727,950)      (1,972,626)     (2,114,481)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Amortization of deferred gain                        (4,666)          (2,747)           (229)
    Depreciation of property and equipment            2,364,555        1,818,457       1,410,487
    Amortization of intangible assets and
     pre-opening  costs                               1,318,232          934,451         806,879
    Loss on impaired assets                                  --          276,007       1,383,475
    Loss on sale of property and equipment              348,658               --              --
    Write-off of pre-opening costs                           --           15,742              --
    Write-off of franchise rights                        22,000               --              --
    Stock issued as employee bonuses and
     directors' fees                                      3,375           69,750          50,025
    Provision for deferred taxes                         51,000          150,000         189,000
    Changes in assets and liabilities,
    excluding effects of acquisitions:
       Decrease (increase) in accounts
        receivable, trade                               271,745         (320,075)         (1,577)
       Increase in accounts receivable, other          (106,748)        (274,180)       (359,863)
       Decrease (increase) in other assets               19,507          (49,793)        (13,707)
       Decrease (increase) in inventories               713,525         (483,329)        181,503
       Decrease (increase) prepaid expenses             163,111          255,251        (180,188)
       Decrease in income tax receivable                     --           40,241         426,282
       Increase in income tax payable                   (26,868)          43,002              --
       Increase (decrease) in accounts
        payable and accrued expenses                   (330,062)       4,416,661         858,352
                                                   ------------     ------------    ------------
          Net cash provided by operating
            activities                                3,079,414        4,916,812       2,635,958
                                                   ------------     ------------    ------------
Cash flows from investing activities:
  Purchase  of property and equipment                (8,900,093)      (4,420,502)     (3,231,300)
 Acquisition of additional service
   centers and related assets                        (3,611,556)     (30,127,338)    (14,100,861)
 Acquisition of area development agreement
   and other intangible assets                         (102,844)         (34,891)       (303,881)
  Decrease (increase) in deposits                        26,439          (20,642)         (6,423)
   Pre-opening costs                                         --               --         (66,840)
 Proceeds from sale of property and
   equipment                                             26,951        2,145,886         988,376
  Deferred gain                                          20,952          (38,388)        (54,707)
                                                   ------------     ------------    ------------
          Net cash used in investing
            activities                              (12,540,151)     (32,495,875)    (16,775,636)
                                                   ------------     ------------    ------------
Cash flows from financing activities:
  Repurchase of common stock                                 --               --        (275,000)
  Loan origination costs                               (107,573)        (139,483)       (424,188)
  Dividend paid                                        (140,000)        (140,000)       (140,000)
  Repayments of capital lease                                --          (23,631)        (25,481)
 Increase (decrease) in other
   long term liabilities                               (326,827)       2,267,902              --
  Proceeds from borrowings                            6,892,851       31,602,353      17,320,557
  Repayment of debt                                  (1,996,809)      (2,075,746)       (594,769)
                                                   ------------     ------------    ------------
          Net cash provided by
            financing activities                      4,321,642       31,491,395      15,861,119
                                                   ------------     ------------    ------------
          Increase (decrease) in cash and
            cash equivalents                         (5,139,095)       3,912,332       1,721,441

Cash and cash equivalents at beginning
  of year                                             7,182,191        3,269,859       1,548,418
                                                   ------------     ------------    ------------
Cash and cash equivalents at end of year           $  2,043,096        7,182,191       3,269,859
                                                   ============     ============    ============

                          LUCOR, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                                       2000             1999             1998
                                                   ------------     ------------     ------------

Supplementary disclosures:
 Interest paid                                     $  5,705,799        3,553,956        2,430,559
                                                   ============     ============     ============
 Income tax paid                                   $     60,620           93,866           17,500
                                                   ============     ============     ============

Acquisitions of service centers:
 Accounts receivable acquired                                --           69,674           61,193
 Inventory acquired                                          --        1,999,938          445,276
 Prepaid expenses acquired                                   --          521,793           43,503
 Franchise and operating rights acquired                     --               --        8,887,690
 Leasehold rights and franchise fees
  acquired                                                   --          233,500          872,269
 Noncompete acquired                                         --          175,800               --
 Fair value of other assets acquired,
  principally property and equipment                  3,817,493       10,889,886        2,188,499
 Goodwill                                                    --       17,925,981        1,603,548
 Accounts payable and accrued expenses
  acquired                                             (205,937)      (1,689,234)              --
Expenses                                                     --               --           (1,117)
                                                   ------------     ------------     ------------
      Cash paid, net of cash acquired              $  3,611,556       30,127,338        4,100,861
                                                   ============     ============     ============
Supplementary schedule of non-cash
 financing and investing activities
 (note 19):
   Decrease in goodwill related to
    acquisition adjustment                             (881,066)              --               --
   Decrease in debt related to
    acquisition adjustment                              700,000               --               --
   Decrease in accounts payable related
     to acquisition adjustment                          181,066               --               --
                                                   ------------     ------------     ------------
   Total acquisition adjustment                    $         --               --               --
                                                   ============     ============     ============


During 1998, the Company transferred $324,410 from property and equipment into various asset accounts

See accompanying notes to consolidated financial statements

                             (19)

                   LUCOR, INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

                    December 31, 2000 and 1999


(1)Nature of Business

   Lucor, Inc. (the "Company") is the largest franchisee of Jiffy Lube International, Inc. ("JLI") in the United States. These
   franchises consist of automotive fast oil change, fluid maintenance, lubrication, and general preventative maintenance service centers under the name "Jiffy Lube". As of December 31, 2000, the Company operated two hundred twelve service centers in eight states, including fifty-two service centers in the Raleigh-Durham, North Carolina area, twenty-seven service centers in the Cincinnati, Ohio area (which includes northern Kentucky), fifteen service centers in the Pittsburgh, Pennsylvania area, thirteen service centers in the Dayton, Ohio area, five service centers in the Toledo, Ohio area, eighteen service centers in the Nashville, Tennessee area, twenty-four in the Richmond and Tidewater Virginia area, eight service centers in the Lansing, Michigan area, and fifty in the Atlanta, Georgia area. The operations of the service centers in each of these markets are conducted through subsidiaries of the Company, each of which has entered into area development (except for Lansing and Atlanta) and franchise agreements with JLI. These franchise agreements generally require a monthly royalty fee of 5% of sales. The royalty fee is reduced to 4% of sales when the fee for a given month is paid in full by the fifteenth of the following month, a practice followed by the Company. The Company purchases, leases, as well as constructs these service centers. The Company operated two hundred twelve and two hundred nineteen service centers at December 31, 2000 and 1999, respectively.

(2)Summary of Significant Accounting Policies

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

   Property and Equipment

   Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the term of the lease or estimated useful lives of the improvements, whichever is less. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. Costs of construction of certain long-lived assets include capitalized interest which is amortized over the estimated useful lives of the related assets.
                             (20)

   Intangible Assets

   The   Company   evaluates,  when  circumstances   warrant,   the
   recoverability of its goodwill on the basis of undiscounted cash flow projections.

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


   Amortization of other assets is being computed using the straight-line method over the following lives:

                                                  Lives
                                                 (Years)
                                                 -------
       Franchise and operating rights        30
       Goodwill                              15, 20 and 40
       License fees                          10, 15 and 20
       Area development agreement            10
       Acquisition/Application fees          20 and 40
       Loan acquisition costs                9, 15 and 25
       Non-compete agreements                2, 5 and 10

   During 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position No. 98-5,
   Reporting on the Costs of Start-Up Activities (SOP 98-5) requiring that costs incurred during start-up activities, including organization costs, be expensed as incurred. The adoption resulted in the write-off of $19,693 representing the balance of all pre-opening costs previously recorded as well as the related accumulated amortization of such costs totaling $3,951. The Company no longer capitalizes organization and pre-opening costs.

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

   Advertising

   The Company expenses the cost of advertising as incurred.
                             (21)

   Basic and Diluted Loss Per Common Share

   The basic loss per common share has been computed based upon the weighted average of shares of common stock outstanding. Diluted loss per common share has been computed based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options and warrants represent the only potential dilutive common stock outstanding. The amounts of loss used in the calculations of diluted and basic loss per common share were the same for all the years presented. Diluted net loss per common share is equal to the basic net loss per common share for the years ended December 31, 2000, 1999, and 1998 as common equivalent shares from stock options of 555,500, 487,250 and 423,750, respectively, and stock warrants of 130,000 would have an antidilutive effect.

   Stock Options

   The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation. As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No.
   25,  Accounting for Stock Issued to Employees in accounting  for its stock options and other stock-based employee awards. Pro forma information regarding net loss and loss per share, as calculated under the provisions of SFAS 123, are disclosed in note 13.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions  that  affect the reported  amounts  of  assets  and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

   Reclassifications

   Certain accounts included in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on net loss or stockholders' equity as previously reported.
                             (22)

(3)Property and Equipment

   Major classifications of property and equipment together with their estimated useful lives are summarized below:

                                                               Lives
                                  2000          1999          (years)

     Land                    $ 7,828,784      4,995,740     N/A
     Buildings                16,325,819     13,886,844     31.5 and 39
     Point of sale systems
     and computer hardware       796,390        723,809     3, 5 and 7
     Equipment                12,097,744     11,429,224     5, 7 and 10
     Furniture and fixtures    1,218,982        878,878     7
     Signs                     1,667,657      1,326,504     7
     Transportation equipment    305,720        427,864     5
     Leasehold improvement     9,195,150      5,331,515     31.5, 39, or lease
                                                             term
     Software                     75,300         75,300     3 or lease term
     Construction in progress,
        including related
        land                   3,043,876      1,436,821     N/A
                             -----------    -----------
                              52,555,422     40,512,499
     Accumulated
      depreciation            (9,302,959)    (7,093,274)
                             -----------    -----------
                            $ 43,252,463     33,419,225

 (4)    Income Taxes

   The components of income tax expense (benefit) attributable to loss before income taxes and extraordinary item for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                 2000       1999       1998
                                 ----       ----       ----
     Current:
     Federal                  $      -          -          -
     State                      57,000     40,000     15,983
                              --------   --------   --------
                                57,000     40,000     15,983
                              --------   --------   --------
     Deferred:
     Federal                         -    281,000   (305,000)
     State                      51,000   (193,343)   116,000
                              --------   --------   --------
                                51,000     87,657   (189,000)
                              --------   --------   --------
         Total               $ 108,000    127,657   (173,017)
                              ========   ========   ========

   The   components  of  deferred  tax  assets  and  deferred tax
   liabilities as of December 31, 2000 and 1999 are as follows:

                                            2000       1999
                                            ----       ----
     Deferred tax assets:
     Inventories                        $  43,000     27,000
     Deferred revenue                      42,000     36,000
     Impairment loss                            -    109,000
     Allowance for doubtful receivable     16,000     24,000
     State net economic loss
      carryforwards                     1,042,000    785,000
     Federal net operating loss
      carryforward                      4,701,000  3,359,000
     Tax credit carryforward               56,000     56,000
                                        ---------  ---------
         Total gross deferred tax
          assets                        5,900,000  4,396,000
     Less valuation allowance          (2,221,000 (1,656,000)
                                        ---------  ---------
         Net deferred tax assets        3,679,000  2,740,000
                                        ---------  ---------
     Deferred tax liabilities:
     Depreciation                      (3,880,000 (2,890,000)
                                        ---------  ---------
         Total gross deferred tax
          liabilities                  (3,880,000 (2,890,000)
                                        ---------  ---------

         Net deferred tax liability    $ (201,000)  (150,000)
                                        =========  =========
                             (23)

   At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $13,827,000 which begin to expire in 2012. The Company also has net operating loss carryforwards for state tax purposes of $17,403,000 which begin to expire in 2005. The Company has established  a  valuation allowance against  a  portion  of  its deferred  tax  assets  due  to the uncertainty  surrounding  the realization of such assets. The valuation allowance for deferred tax assets as of January 1, 2000 was $1,656,000. The net change in total valuation allowance for the year ended December 31, 2000 was an increase of $565,000. In addition, the Company has alternative minimum tax credit carryforwards of $56,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

   The reasons for the difference between actual income tax expense (benefit) attributable to loss before extraordinary item for the years ended December 31, 2000, 1999 and 1998 and the amount computed by applying the statutory federal income tax rate to loss before income taxes are as follows:


                                      2000                    1999                   1998
                                ----------------       -----------------       -----------------
                                           % of                    % of                    % of
                                          pretax                  pretax                  pretax
                                Amount     loss        Amount      loss        Amount      loss
                                ------    ------       ------     ------       ------     ------
   Income tax benefit
    at statutory rate        $ (550,783)  (34.0%)   $ (627,290)   (34.0%)  $  (777,749)   (34.0%)
   State income taxes,
    net of federal
    income tax                   71,280     4.4%      (101,207)    (5.5%)       87,109      3.8%
   Increase in valuation
    allowance                   426,731    26.3%       858,499     46.5%       500,000     21.9%
   Nondeductible goodwill       135,266     8.4%             -        -              -        -
   Other, net                    25,506     1.6%        (2,345)    (0.1%)       17,623      0.8%
                             ----------   ------    ----------    ------   -----------    ------
   Income tax expense
    (benefit)                $  108,000     6.7%    $  127,657      6.9%       173,017     (7.5%)
                             ==========   ======    ==========    ======   ===========    ======


                             (24)

(5)Related Party Transactions

   Prior to 1998, the Company, through its subsidiaries, entered into management agreements with CFA Management, Inc. ("CFA") which was owned by certain stockholders of the Company, to operate, manage and maintain all of the subsidiaries' service centers. On December 1, 1997, CFA assigned its management agreement with the Company to Navigator Management, Inc, which is owned by certain stockholders of the Company. These management agreements expire on various dates through 2002 but may be extended. For its services, Navigator Management, Inc. receives a percentage of annual net sales based on the particular service center.

              Number of                               Management fee
           service centers                          per service center
           ---------------                          ------------------
          Service centers 1 through 34                    4.50%
          Service centers 35 through 70                   3.00%
          Service centers 71 through 100                  2.25%
          All other service centers                       1.50%

   Management fees paid to related parties in 2000, 1999 and 1998 were $2,262,251, $1,869,479, and $1,402,919, respectively.

   Included  in accrued expenses payable at December 31,  2000  and
   1999   were  amounts  due  to  Navigator  Management,  Inc.   of
   $1,072,025 and $779,180, respectively.

   The Company purchases gasoline and engine additive products, wiper blades, windshield glass treatment and other automotive products from Auto Parts Unlimited, formally O.H. Distributors, Inc., which is owned by certain stockholders of the Company. Purchases of these products amounted to $3,778,416, $3,282,944, and $1,624,381 in 2000, 1999, and 1998, respectively. Included in accounts payable at December 31, 2000 and 1999 were amounts due to Auto Parts Unlimited of $161,560 and $64,030, respectively.

   The Company purchased oil, oil filters and other inventory items from Pennzoil-Quaker State Company ("PQSC") (previously Pennzoil Products Company) in the amount of $11,922,871, $8,651,241, and $5,883,516 during the years ended December 31, 2000, 1999, and 1998, respectively. In addition to these purchases, the Company paid rent in the amount of $207,476, $200,739, and $196,116, and dividends on preferred stock of $140,000, $140,000 and $140,000 to PQSC during the years ended December 31, 2000, 1999 and 1998, respectively. Included in accounts payable at December 31, 2000 and 1999 were amounts due to PQSC of $1,998,106 and $1,473,226, respectively. Also included in accrued expenses at both December 31, 2000 and 1999 was $35,000 for preferred dividends due to PQSC.

   The Company enters into transactions with Jiffy Lube International ("JLI"), a subsidiary of PQSC. These transactions include payments for royalties, operating expenses, and license fees. In addition, JLI enters into transactions to credit the Company for national fleet accounts, rebates for grand openings, and charges for Sears credit cards. The net amount of these transactions were payments to JLI of $2,004,602 and $715,663 in 2000 and 1999, respectively, and receipts of $212,753 from JLI in 1998. In addition to these transactions, the Company paid rent in the amount of $4,252,338, $2,731,730, and $1,835,540 to JLI during the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, accounts receivable included amounts due from JLI amounting to $103,349 and $408,318, respectively. Included in accrued expenses at December 31, 2000 and 1999 were amounts due to JLI for royalties of $351,805 and $307,225, respectively.

   During June 2000, the Company acquired Navigator Real Estate, LLC from Navigator Management, Inc. The assets of Navigator Real Estate, LLC consisted of several properties leased by the Company. The purchase price of $50,000 was paid for the membership interest of Navigator Real Estate, LLC and represents the capital investment of the original members. The Navigator Real Estate, LLC acquisition was accounted for similar to a pooling of interest since it was between companies under common control. Navigator Management, Inc. is owned by two major shareholders of Lucor, Inc.
                             (25)

(6)  Lines of Credit

   During 2000, the Company obtained five secured lines of credit from two financial institutions with an aggregate borrowing capacity of $4,420,000 for the construction of service centers.

   Three  of  the  lines were obtained from Central  Carolina  Bank
    (CCB) with a borrowing capacity of $2,820,000. The total outstanding on these lines at December 31, 2000 was $1,115,352. Interest is payable monthly at LIBOR plus 2.25% (8.653% at December 31, 2000). Principal on these lines is due on demand.

   Two   of   the  lines  were  obtained  from  Franchise   Finance
    Corporation of America (FFCA) with borrowing capacity of $1,600,000. The total outstanding on these lines at December 31, 2000 was $1,091,502. Principal payments related to these lines will commence two months subsequent to the final draw down and will continue for 240 consecutive months. During the time when the line has not been completely drawn down, interest will accrue at LIBOR plus 3.5% (9.903% at December 31, 2000). The interest rate shall be calculated such that the minimum rate applicable is 8.15% with a cap of 16.15%. Interest during the interim period will be added to the principal amount. At the time when principal payments commence, the fixed interest rate will be calculated as the greater of 9.5% or the 10-year U.S. Treasury Rate in effect on the tenth calendar day preceding the date on which FFCA initially anticipates the final disbursement day will occur plus 4%.

(7)  Long-Term Debt

   Long-term debt consists of:

                                                  December 31,
                                            ------------------------
                                              2000            1999
                                            ------------------------
     Notes payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $107,740,
     including interest at 8.54%, to
     maturity date of April 2013,
     secured by real property of the
     Company (a)                        $  9,838,944        10,271,330


     Notes payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $161,066,
     including interest at 8.76%, to
     maturity date of January 2013 and
     2023, secured by real property
     of the Company (b)                   16,870,640        17,304,691


     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $17,923,
     including interest at 8.67%, to
     maturity date of of January 2013,
     secured by real property of the
     Company (c)                           1,625,942         1,696,685


     Notes payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $17,796,
     including interest at 8.54%, to
     maturity date of February 2013,
     secured by real property of the
     Company (d)                           1,618,118         1,684,249


     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $5,690,
     including interest at 8.67%, to
     maturity date of April 2013,
     secured by real property of the
     Company (e)                             516,166           538,616

     Note payable, Jay C. Howell, due
     on demand, with monthly installments
     of interest at 12% beginning
     March 1, 1997, secured by a Leasehold
     Mortgage and Security Agreement and
     the Continuing and Unconditional
     Guarantee executed by the Company       400,000           400,000

                             (26)

                                                  December 31,
                                            -----------------------
                                              2000            1999
                                            -----------------------
     Note payable, Centura Bank, in 59
     monthly installments of principal
     of $4,823, plus interest of prime
     plus .5% beginning July 10, 1998
     (10.00% at December 31, 2000),
     plus a balloon payment at
     maturity date of March 2004,
     secured by real property of
     the Company (f)                      $  754,059           811,942

     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $7,863, including
     interest at 9.5%, to maturity date
     of April 2024 secured by real
     property of the Company (g)             884,069           893,928


     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $3,495, including
     interest at 9.5%, to maturity date
     of April 2024 secured by real
     property of the Company (h)             392,920           397,301
     Company (h)

     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $4,106, including
     interest at 9.5%, to maturity date
     of April 2024 secured by real
     property of the Company (i)             461,681           466,829


     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $7,252, including
     interest at 9.5%, to maturity date
     of May 2024 secured by real
     property of the Company (j)             816,099           825,119


     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $8,884, including
     interest at 9.7%, to maturity date
     of January 2015, secured by real
     property of the Company (k)             817,108           841,000

     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $8,876, including
     interest at 9.7%, to maturity date
     of January 2020, secured by real
     property of the Company (l)             924,274           939,000

     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $27,407, including
     interest at 9.25%, to maturity date
     of July 2014, secured by real
     property of the Company (m)           2,538,540         2,628,065

                             (27)

                                                  December 31,
                                            -----------------------
                                              2000            1999
                                            -----------------------

     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $65,940, including
     interest at 9.25%, to maturity date
     of July 2014, secured by real
     property of the Company (n)        $  6,107,560         6,322,952


     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $5,409, including
     interest at 9.5%, to maturity date
     of October 2014, secured by real
     property of the Company (o)             498,711           514,044

     Note payable, Jiffy Lube
     International, in one balloon
     payment of $700,000, at a maturity
     date of April 1, 2000 (p)                     -           700,000

     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $157,475,
     including interest at 9.79%, to
     maturity date of January 2015,
     secured by real property of the
     Company (q)                          14,412,961        14,831,000


     Note payable, Enterprise Mortgage
     Acceptance Corporation, in monthly
     installments of $17,429,
     including interest at 9.79%, to
     maturity date of January 2009,
     secured by real property of the
     Company (r)                           1,164,951         1,248,000


     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $7,241, including
     interest at 9.95%, to maturity
     date of September 2020, secured
     by real property of the
     Company (s)                             798,161                 -

     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $7,918, including
     interest at 10.51%, to maturity
     date of June 2020, secured by
     real property of the Company (t)        834,439                 -


     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $6,705, including
     interest at 10.41%, to maturity
     date of June 2020, secured by real
     property of the Company (u)             711,920                 -


     Note payable, Franchise Finance
     Corporation of America, in
     monthly installments of $7,451,
     including interest at 10.32%,
     to maturity date of April 2020,
     secured by real property of the
     Company (v)                             795,293                 -

                             (28)

                                                  December 31,
                                            -----------------------
                                              2000            1999
                                            -----------------------
     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $6,661, including
     interest at 10%, to maturity date
     of June 2020, secured by real
     property of the Company (w)          $  729,625                 -


     Note payable, Franchise Finance
     Corporation of America, in monthly
     installments of $5,556, including
     interest at 10%, to maturity date
     of November 2019, secured by real
     property of the Company (x)             791,758                 -
                                         -----------       -----------
                                          65,303,939        63,314,751

     Less current portion                 (2,658,812)       (3,136,090)
                                         -----------       -----------
                                        $ 62,645,127        60,178,661
                                         ===========       ===========

     The following are the maturities at December 31, 2000 of long-term debt for each of the next five years and in the aggregate.

           2001                         $  2,658,812
           2002                            2,468,243
           2003                            2,697,661
           2004                            3,471,528
           2005                            3,165,684
           Thereafter                     50,842,011
                                        ------------
                                        $ 65,303,939
                                        ============

   (a) During 1998, the Company entered into 10 Loan and Security Agreements with Enterprise Mortgage Acceptance Corporation.

         The principal amount of $10,915,000 related to these loans is to be repaid in 180 consecutive installments commencing on April 1, 1998.

         These loans contain restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective April 1, 1999. The Company was in compliance with these covenants at December 31, 2000.

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

         These  loans  contain  restrictive covenants  pertaining  to
         fixed   charge   coverage  ratios.   The  Company   was   in
         compliance with these covenants at December 31, 2000.

   (c)   During  1998,  the  Company entered  into  a  Loan  and
         Security   Agreement  with  Enterprise  Mortgage  Acceptance
         Corporation.

         The principal amount of $1,787,000 related to this loan is to be repaid in 177 consecutive installments commencing on July 1, 1998. Interest only payments of $12,911 were made for three months, commencing April 1, 1998.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective April 1, 1999. The Company was in compliance with these covenants at December 31, 2000.
                             (29)

   (d)   During  1998,  the  Company entered  into  2  Loan  and
         Security  Agreements  with  Enterprise  Mortgage  Acceptance
         Corporation.

         The principal amount of $1,787,000 related to these loans is to be repaid in 177 consecutive installments commencing on June 1, 1998. Interest only payments of $12,717 were made for three months, commencing February 3, 1998.

         These loans contain restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective February 3, 1999. The Company was in compliance with these covenants at December 31, 2000.

   (e) During 1998, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Corporation.

         The principal amount of $572,000 related to this loan is to be repaid in 180 consecutive installments commencing on April 1, 1998,

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective April 1, 1999. The Company was in compliance with these covenants at December 31, 2000.

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

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective May 1, 2001.

   (h) During 1999, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $400,000 related to this loan is to be repaid in 300 consecutive installments commencing on May 1, 1999.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective May 1, 2001.
   (i)
         During 1999, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $470,000 related to this loan is to be repaid in 300 consecutive installments commencing on May 1, 1999.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective May 1, 2001.

   (j) During 1999, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $830,000 related to this loan is to be repaid in 300 consecutive installments commencing on June 1, 1999.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective June 1, 2001.

                             (30)

   (k) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company

         The principal amount of $841,000 related to this loan is to be repaid in 180 consecutive installments commencing on January 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001. The Company was in compliance with these covenants at December 31, 2000.


   (l) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

         The principal amount of $939,000 related to this loan is to be repaid in 240 consecutive installments commencing on January 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001. The Company was in compliance with these covenants at December 31, 2000.


   (m) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

         The principal amount of $2,663,000 related to this loan is to be repaid in 180 consecutive installments commencing on July 1, 1999.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective July 1, 2000. At December 31, 2000, the Company met the fixed charge coverage ratio at the consolidated entity level, however, that ratio was not met at the subsidiary level. Under the loan agreement, the failure to maintain the fixed charge coverage ratio does not constitute an event of default. The agreement allows a cure period of six months to comply with the requirement. The Company has prepared a plan to satisfy the fixed charge coverage ratio and will take the necessary actions to be in compliance with the requirement as of June 30, 2001.

   (n) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

         The principal amount of $6,407,000 related to this loan is to be repaid in 180 consecutive installments commencing on July 1, 1999.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective July 1, 2000. At December 31, 2000, the Company met the fixed charge coverage ratio at the consolidated entity level, however, that ratio was not met at the subsidiary level. Under the loan agreement, the failure to maintain the fixed charge coverage ratio does not constitute an event of default. The agreement allows a cure period of six months to comply with the requirement. The Company has prepared a plan to satisfy the fixed charge coverage ratio and will take the necessary actions to be in compliance with the requirement as of June 30, 2001.

   (o) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

         The principal amount of $518,000 related to this loan is to be repaid in 180 consecutive installments commencing on October 1, 1999.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants became effective October 1, 2000. At December 31, 2000, the Company met the fixed charge coverage ratio at the consolidated entity level, however, that ratio was not met at the subsidiary level. Under the loan agreement, the failure to maintain the fixed charge coverage ratio does not constitute an event of default. The agreement allows a cure period of six months to comply with the requirement. The Company has prepared a plan to satisfy the fixed charge coverage ratio and will take the necessary actions to be in compliance with the requirement as of June 30, 2001.
                             (31)

   (p) During 1999, the Company entered into a Loan and Security Agreement with Jiffy Lube International. The obligation was satisfied during 2000 as a result of an adjustment to the purchase price of the 73 service centers acquired in 1999. See additional discussion at note 19.

   (q) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

         The principal amount of $14,831,000 related to this loan is to be repaid in 180 consecutive installments commencing on January 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001. The Company was in compliance with these covenants at December 31, 2000.

   (r) During 1999, the Company entered into a Loan and Security Agreement with Enterprise Mortgage Acceptance Company.

         The principal amount of $1,248,000 related to this loan is to be repaid in 108 consecutive installments commencing on January 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective January 1, 2001. The Company was in compliance with these covenants at December 31, 2000.

   (s) During 2000, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $800,000 related to this loan is to be repaid in 240 consecutive installments commencing on October 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective October 1, 2002.

   (t) During 2000, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $838,000 related to this loan is to be repaid in 240 consecutive installments commencing on July 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective July 1, 2002.

   (u) During 2000, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $715,000 related to this loan is to be repaid in 240 consecutive installments commencing on July 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective July 1, 2002.

                             (32)

   (v) During 2000, the Company entered into a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $800,000 related to this loan is to be repaid in 240 consecutive installments commencing on May 1, 2000.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective May 1, 2002.

   (w) During 2000, the Company acquired a Loan and Security Agreement with Franchise Finance Corporation of America.

         The principal amount of $733,010 related to this loan is to be repaid in 240 consecutive installments commencing on October 7, 2001.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective July 1, 2002.

   (x) During 2000, the Company assumed a Loan and Security Agreement with Franchise Finance Corporation of America. The original loan agreement was entered into by Navigator Real Estate, LLC in October 1999. The Company assumed the loan during the acquisition in 2000.

         The principal amount of $800,000 related to this loan is to be repaid in 240 consecutive installments commencing on November 1, 1999.

         This loan contains restrictive covenants pertaining to fixed charge coverage ratios. These restrictive covenants become effective November 1, 2001.

 (8)    License and Area Development Agreements

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

   The franchise agreements convey the right to use the franchisor's trade names, trademarks, and service marks with respect to specific service centers. The franchisor also provides general construction specifications for the design, color schemes and signage for a service center, training, operating manuals and marketing assistance. Each franchise agreement requires the franchisee to purchase products and supplies approved by the franchisor. The initial franchise fee payable by the Company upon entering into a franchise agreement for a service center varies based on the market area where the Company develops the center and the time of development of the center. For service centers which the Company may develop in 2001, the initial franchise fee ranges from $12,500 to $35,000.
                             (33)

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

   The Company has amended its Area Development Agreement for the Cincinnati market area to include Toledo, Dayton and Nashville areas and operate a specific number of centers within the defined geographical areas until July 31, 2004. The agreement also covers twenty-three Q Lube service centers purchased from JLI during 1999. The Company has satisfied its development obligation. The Company has a first right of refusal to develop service centers until July 31, 2019.

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

   Fifty Q Lube and Jiffy Lube service centers are located in the Atlanta, Georgia area and twenty-three are located in the Cincinnati market area. The Company has not entered into an Area Development agreement for the Atlanta area. The Company does, however, have the right to develop service centers in specified counties within the Atlanta area for three years. The Company has the right of first refusal for the sale of service centers or to develop service centers until April 30, 2009.

   Richmond and Tidewater

   On April 1, 1998, the Company purchased substantially all of the assets of Tidewater Lube Ventures, Inc. and Lube Venture
   East, Inc., which included twenty one Jiffy Lube service centers in the Richmond and Tidewater, Virginia areas, and two Jiffy Lube service centers in Eastern North Carolina. The Company was also assigned an area development agreement as part of the purchase which requires the Company to develop one service center in each of the next two years. At December 31, 2000, the Company has satisfied the service center development under the assigned area development agreement. The Company has a first right of refusal to develop service centers until December 31, 2008.
                             (34)

 (9)    Commitments and Contingencies

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

   Future minimum lease payments under noncancellable operating leases at December 31, 2000 are:

     2001                     $  6,239,472
     2002                        6,252,991
     2003                        5,934,581
     2004                        5,653,618
     2005                        5,182,755
     Thereafter                 35,418,992
                              ------------

     Total minimum lease
     payments                $  64,682,409
                             =============


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

   The Company sold a service center in 1999 for $775,347, and leased it back from Navigator Real Estate, LLC for a period of twenty years. The resulting deferred gain of $38,388 was amortized over the life of the lease until it was eliminated through the acquisition of Navigator Real Estate, LLC in 2000.

   The Company performed leasehold improvements for which it was reimbursed $20,952 greater than the cost from the lessor. The related gain is being amortized over the remaining life of the lease.

   Rent expense, including contingent rentals, for the years ended December 31, 2000, 1999 and 1998 was $10,195,185, $8,462,269,
   and $5,913,642, respectively.

   As of December 31, 2000 and 1999, the Company had capital expenditure purchase commitments outstanding of approximately $828,631 and $185,800, respectively.
                             (35)

 (10)   Common Stock

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

   On June 15, 1998, the Company granted warrants for the purchase of 100,000 shares of unregistered Class A common stock to a third party. The warrants are exercisable for five years, in installments of 20% of the shares each year, at an exercise price of $5 per share, beginning on June 15, 1998. No warrants have been exercised as of December 31, 2000.

(11)    Series A Preferred Stock

   During 1995 the Company entered into a stock purchase agreement with PQSC, whereby the Company established 20,000 shares of Series A Redeemable Preferred Stock which were issued to PQSC at a price of $100 each together with warrants to purchase
   30,000 shares of Class A common stock at a price of $15 per share. No warrants have been exercised as of December 31, 2000.

   The Company had the right and option at any time to redeem all, but not part, of the Series A Redeemable Preferred Stock by paying in full $100 ("Redemption Price") per share plus any accrued and unpaid dividends. Prior to 1999, PQSC had the right to cause the Company to redeem all, but not part of the Series A Redeemable Preferred Stock by paying the Redemption Price at any time from and after the seventh anniversary of the date of issuance of the Series redeemable Preferred Stock. During 1999, the Company negotiated a waiver of the PQSC redemption rights, which had the affect of reclassifying the
   Preferred Stock into stockholders' equity. Under the agreement, the Company agreed to increase the dividend from its current $7 per share to $15 per share beginning on the seventh anniversary of the issuance of the preferred stock.

   The holders of Series A Preferred Stock shall be entitled to receive cumulative dividends accruing from the date of issuance, payable semiannually on March 31, and September 30, of each year. If, at any time, the Company fails to make a semiannual dividend payment on any payment date for any period for which the applicable coverage ratio exceeded 1.25 to 1 and the Company is permitted under the terms of its Credit Facilities to pay dividends, the dividend rate shall increase by $0.50 per share per annum. The increased dividend rate shall remain in effect until the date all accrued dividends are paid in full. The Company paid dividends of $140,000 during the years ended December 31, 2000, 1999, and 1998.

   The holders of the Series A preferred stock shall have no voting rights. In the event of any liquidation, dissolution or winding up of the Company, holders of each share of the Series A preferred stock are entitled to an amount per share equal to the original price of the Series A preferred stock plus accumulated dividends up through and including the payment date before any payment shall be made to the holders of any stock ranking on liquidation junior to the Series A preferred stock, including the common stock.
                             (36)

 (12)   Preferred Stock

   The Company also has preferred stock with a par value of $0.02. As of December 31, 2000 and 1999, 5,000,000 shares were authorized, but no shares had been issued or were outstanding.

(13)    Stock Plans

   1991 Nonqualified Stock Plan

   The Company has adopted a non-qualified stock plan (as amended) with 150,000 shares of Class "A" common stock reserved for the grant of stock or options to key employees, officers and directors of the Company. Option prices may be less than the fair market value of the common stock on the date the options are granted. All shares granted are subject to significant restrictions as to disposition by the optionee. At December 31, 2000, and 1999, 40,940 shares were authorized and no shares were granted.

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

   Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the committee, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to a percent, as determined by the committee, of the amount by which the fair market value per
   share  of  stock  exceeds the exercise price of  the  SAR.   All
   stock options issued have 5 year vesting periods, and are exercisable in 20% increments each year. No SARs or limited SARs have been granted by the Company.

   Stock option activity under the Omnibus Stock Plan during the periods indicated is as follows:

                                                       Weighted
                                                       average
                                          Number       exercise
                                            of          price
                                         options
                                         -------       --------
     Balance at December 31, 1997        442,750       $  6.14
     Cancelled                           (19,000)         7.02
                                         -------       --------
     Balance at December 31, 1998        423,750          6.10
     Granted                              70,000          3.75
     Cancelled                            (6,500)         6.88
                                         -------       --------
     Balance at December 31, 1999        487,250          5.75
     Granted                              90,000          2.00
        Cancelled                        (21,750)         5.31
                                         -------       --------
     Balance at December 31, 2000        555,500       $  5.16
                                         =======       ========

   At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $2.00-$8.00 and 5.1 years, respectively.

   No stock awards were granted under this plan in 2000. The Company granted stock awards of 15,500 shares to employees at a market value of $69,750 during the year ended December 31, 1999 which has been reflected as an expense. The Company granted awards of 8,400 shares to employees at a market value of $44,400 during the year ended December 31, 1998 which has been reflected as an expense.

   At December 31, 2000, 1999 and 1998, there were 600,000 shares authorized, and 20,600, 88,850, and 167,850 shares, respectively, available under the Omnibus Stock Plan. Of the outstanding options, 313,300, 211,900, and 117,250 were exercisable at December 31, 2000, 1999 and 1998, and the weighted average exercise price was $5.70, $6.00, and $6.22, respectively.
                             (37)

   Directors' Stock Award Plan

   On April 4, 1995, the Company adopted a stock award plan for the outside directors ("Directors' Plan"). The Directors' Plan reserves 15,000 shares of Class "A" common stock for issuance under awards to be granted under the Directors' Plan. The Company granted awards of 1,500 shares at a market value of $3,375 during the year ended December 31, 2000 which has been reflected as an expense. No shares were granted under this plan during 1999. The Company granted awards of 1,000 shares at a market value of $5,625 during the year ended December 31, 1998 which has been reflected as an expense.

   At  December  31, 2000, 1999 and 1998, 5,620, 4,120,  and  4,120
   shares were outstanding, respectively, and 9,380, 10,880, and 10,880 available, respectively, under the Directors' Plan.

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 and consistent with the provisions of SFAS No. 123, the Corporation's net loss and loss per share would have been as presented in the pro forma amounts indicated below:


                                         As Reported                                   Pro Forma
                         -----------------------------------------   ------------------------------------------
                              2000          1999           1998           2000           1999           1998
                             ------        ------         ------         ------         ------         ------
Net loss available
 to common shareholders  $ (1,867,952)   (2,112,626)    (2,254,481)    (1,934,583)    (2,212,967)    (2,334,007)
                         ============  ============   ============   ============   ============   ============
Basic and diluted net
 loss per common share
 available to common
 shareholders            $    (.66)         (.75)          (.80)          (.68)          (.78)          (.83)
                         ============  ============   ============   ============   =============  ============

   The pro forma effect on net loss for 2000, 1999 and 1998 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2000         1999
                                            --------     --------
     Expected dividend yield                     0%           0%
     Expected stock price volatility          69.1%        64.1%
     Risk-free interest rate                  5.17%        6.35%
     Expected life of options                5 years      5 years


   The weighted average fair value of options granted during 2000 and 1999 is $.46 and $.90 per share, respectively. No options were granted during 1998.
                             (38)

(14)    Impairment Loss

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

(15)    Profit Sharing Plan

   During  1994,  effective for years beginning  after  January  1,
   1995,  the  Company adopted a profit sharing  plan  pursuant  to
   Section 401(k) of the Internal Revenue Code ("Code") whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a discretionary matching contribution by the Company. Employees are eligible for the plan after being employed full time for six consecutive months. For the years ended December 31, 2000, 1999 and 1998, the Company contributed $77,903, $71,383, and $64,492, respectively, to the plan.

(16)    Fair Value of Financial Instruments

   The Company's financial instruments are cash and cash equivalents, notes payable and long-term debt, and various receivables and payables. The fair value of notes payable and long-term debt are estimated by discounting cash flows through the maturity dates. The carrying values of these on-balance sheet financial instruments approximate fair value.
                             (39)

 (17)   Deferred Revenue and Other Long Term Liabilities

   During 1999, the Company acquired, through the purchase of Quick 10, a long-term purchase agreement for oil and filters entered into by Quick 10 in 1997. The supplier provided the Company with $1,250,000 of business development funds which are reflected in other long-term liabilities. The business development funds are amortized based on the Company's purchases of oil and filters. The Company can terminate the agreement by paying the supplier the unamortized portion of the business development funds. During 1999 and 1998, Quick 10 received $250,000 and $200,000, respectively of additional business development funds under the same purchase agreement, increasing the remaining purchase obligation by equal amounts. As of December 31, 2000 the Company's remaining purchase obligation totaled approximately $1,141,000. The agreement requires that an annual minimum purchase requirement be met, with such requirement ending in 2008. The Company met its minimum purchase requirements in 2000.

   As a result of its purchase of Quick 10 in December 1999, the Company entered into a five year non-compete agreement with the former shareholders of Quick 10 which began in January 2000. At December 31, 2000, the Company has reflected the remaining portion of the non-complete agreement of $200,000 as current portion of other long-term liabilities and $600,000 as other long-term liabilities. To fund the non-complete agreement, the Company obtained $1,000,000 from Jiffy Lube International as compensation for the termination of the Quick 10 operating name for the acquired service centers.

(18) Unaudited Pro Forma Results of Acquisitions

   The Tidewater acquisition in 1998, and the Quick 10 acquisition and 73 service center acquisition in 1999, were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of loss do not include any revenues or expenses related to these acquisitions prior to the closing dates. The proforma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. Following are the Company's unaudited pro forma results for
   1999 and 1998 assuming the acquisitions occurred at the beginning of each period presented:


                                                      1999
                                ------------------------------------------------------
                                                   73
                                                 Service
                                  Lucor          Centers        Quick         Total
                                                                 10
                                -----------   -----------   -----------   ------------
    Net sales                   $63,047,033    27,778,671    14,496,492    105,322,196
    Net income (loss)              (690,958)   (1,737,531)    1,289,846     (1,137,506)
    Income (loss) available
     to common shareholders        (830,958)   (1,737,531)    1,289,846     (1,277,506)
    Basic and diluted loss
     per common share:
      Net loss per common
       share available to
       common shareholders                                                 $  (0.45)
                                                                           ==========


                                                              1998
                                ---------------------------------------------------------------------------
                                                               73
                                                             Service
                                   Lucor       Tidewater     Centers         Quick         Total
                                                                               10
                                -----------   -----------   -----------   -----------   -----------
    Net sales                   $44,945,272    10,361,934    24,366,578    12,221,493     91,895,277
    Net income (loss)            (2,428,860)      314,379     1,843,881     1,169,244        898,644
    Income (loss) available
     to common shareholders      (2,568,860       314,379     1,873,881     1,169,244        758,644
    Basic and diluted loss
     per common share:
      Net loss per common
       share available to
       common shareholders                                                 $   0.27
                                                                           ==========

                             (40)

(19) Acquisition Adjustment

   During 2000, the Company discovered a discrepancy in the purchase price of the 73 service centers acquired in March, 1999. The discrepancy resulted in a reduction of the purchase price of approximately $881,000. As a result of this adjustment, the Company reduced the amount of goodwill associated with the acquisition and reduced a note payable and accounts payable to the seller.

(20)    Preliminary Filings

   During 2000, the Company filed a preliminary proxy statement with the Securities and Exchange Commission for a special meeting of the Company's shareholders to consider and vote to approve  an  amendment  to the Company's  Amended  and  Restated
   Article of Incorporation which will effect a 20 to 1 reverse stock split of the Company's Class A and Class B common stock. The proxy statement has not been finalized.
                             (41)

                         LUCOR, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(18) Unaudited Quarterly Results

     Unaudited quarterly financial information for 2000 and 1999 is set forth in the table below:


                                 March                June              September           December
                           ------------------  ------------------  ------------------  ------------------

                             2000      1999      2000      1999      2000      1999      2000      1999
                           --------  --------  --------  --------  --------  --------  --------  --------
Net sales             $     25,710    14,795    27,331    21,585    27,361    23,563    26,886    24,075

Gross profit (1)            19,854    11,532    21,244    16,845    21,309    18,108    20,687    18,849

Net income (loss) (1)         (122)     (208)      227       409      (568)   (1,014)   (1,265)   (1,160)

Preferred dividend             (35)      (35)      (35)      (35)      (35)      (35)      (35)      (35)

Income (loss)
 available to common
 shareholder (1)              (157)     (243)      192       374      (603)   (1,049)   (1,300)   (1,195)

Basic and diluted
 income (loss) per
 common  share               (0.06)    (0.09)     0.07      0.13     (0.21)    (0.37)    (0.46)    (0.42)


 (1) The Company recorded an adjustment in the quarter ended December 31, 2000 that increased gross profit by approximately $190,000 and decreased net loss and net loss available to common shareholders by approximately $190,000 related to prior quarters. This impact on prior quarters is considered immaterial.
                             (42)

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                             (43)

                             PART III
- -------------------------------------------------------------------------------


Item 10 - Directors and Executive Officers of the Registrant

       David M. Barnett has served as Vice President of Marketing since October 1993. Prior to his appointment as a Vice President, he served as the director of sales and marketing from February
1991. Before joining the Company, Mr. Barnett was employed in the advertising industry in several positions and left as an account service executive. Mr. Barnett graduated from North Carolina State University in 1988.

       Anthony J. Beisler, III has been a director of the Company since 1991. He practices law, specializing in insurance defense, with Beisler & Beisler, Fort Lauderdale, Florida and has practiced law in excess of twenty years. He is not actively engaged in the day to day operations of the Company.

       Kendall A. Carr is the Vice President of Finance and Chief Financial Officer for the Company. He started with the Company in January 1996 at which time he was appointed to his current position. Mr. Carr served as Controller for Limitorque Corporation from 1988 until 1993. From 1993 through 1994, Mr. Carr served as the Chief Financial Officer for Walter Kidde Portable Equipment, Inc. and in 1995 he served as the Controller of Precision Concepts,
Inc.     He   graduated  summa  cum  laude  from  SUNY  at  Buffalo   in   1978,
and   received  his  MBA  from  James  Madison  University  in  1988.    He   is
a licensed CPA.

       Jerry B. Conway is co-founder of the Company and has been the President, Chief Operating Officer, and Director of the Company
since the Company was organized in 1990. He is an executive officer and director of each of the Company's subsidiaries, as well as President and principal shareholder of CFA Management Inc. and Navigator, which provide management services to the Company's subsidiaries. Mr. Conway oversees and directs the management of the Company. He has worked in the retail service industry for
over    twenty-six   years,   and   has   been   involved   specifically    with
Jiffy   Lube   since  1986.   Mr.  Conway  is  a  high  honor   graduate,   Beta
Gamma Sigma, of Michigan State University in 1977. He also chairs several committees as well as serves on the Board of Directors of JLAF (Jiffy Lube Association of Franchisees). Mr. Conway is also President of Auto Parts Unlimited.

       Stephen P. Conway is co-founder of the Company and has served as Chairman of the Board and Chief Executive Officer since the
Company   was   organized   in   1990.   He  is   an   executive   officer   and
director of each of the Company's subsidiaries as well as the Vice President and a principal shareholder of CFA Management, Inc. and
Navigator,    which    provide   management   services    to    the    Company's
subsidiaries. Mr. Conway is a shareholder and officer of Fiduciary Asset Management, Inc., Boca Raton, Florida, a Registered Investment Adviser, and a principal of Financial Assets
Corporation, a securities broker-dealer in Boca Raton. Mr. Conway is also Vice President of Auto Parts Unlimited.

       Michael D. Davis has served the Company as the Vice President of Administration since July 1998. Prior to his appointment as Vice President he served as Director of Administration for the Company from January 1996. Prior to joining the Company Mr. Davis served as the Assistant Controller for Hooters of America, Inc.
from 1991 through 1994. Mr. Davis graduated magna cum laude from Berry College in 1990 and received his MBA from the University of Georgia in 1995.

       D.    Fredrico   Fazio  has  been  a  director  of  the   Company   since
1991. He is the managing partner of the civil trial law firm of Fazio, Dawson, DiSalvo, Cannon, Abers & Podrecca, in Fort Lauderdale, Florida and has practiced law in excess of twenty years. Mr. Fazio is also involved in real estate development in Fort Lauderdale, Florida. He is not actively engaged in the day to day operations of the Company.

                             (44)

       Martin   Kauffman  has  served  the  Company  as  the  Controller   since
1987.     He    has    had   extensive   financial   experience    during    his
previous    twenty-year    employment    with    Exxon    Corporation.       Mr.
Kauffman    is    a   licensed   CPA,   and   is   a   graduate    of    Rutgers
University.

        Douglas W. Roan has served as the Vice President of Development and Purchasing since October 1993. Prior to his appointment as Vice President he served as Director of Development for the Company from 1987. Mr. Roan has worked in the construction, development and purchasing industries for over twenty-seven years in various regions of the United States.

       Richard L. Rubin was appointed director on April 6, 1999. He is a sales and marketing specialist for a telecommunications company, ArtSelect, Inc. Prior to his experience in telecommunications, Mr. Rubin was involved in sales and marketing of commercial real estate and real estate private placements. He
is   not   actively   engaged   in   the  day   to   day   operations   of   the
Company.

       R.  Lewis  Stanford  was  appointed  director  on  April  6,  1999.    He
is the Vice President and General Counsel for the Company since September 1995. From 1992 until joining the Company, Mr. Stanford was associated with the law firm of Moore & Van Allen, PLLC, where he had a general corporate practice. Mr. Stanford graduated with highest honors and highest distinction from the University of North
Carolina at Chapel Hill and received his JD with honors from the University of North Carolina School of Law in 1992. Mr. Stanford
has   worked   in   the  auto  industry  and  legal  profession   for   eighteen
years.


        Brady R. Thompson Sr. has served as Vice President of Operations since January of 2001. Prior to his appointment as Vice
President   of  Operations  for  the  Company,  Mr.  Thompson  served   as   the
Director   of   Operations,   Regional  Sales   and   Operations   Manager   and
District Sales and Operations Manager. Mr. Thompson joined the Company in 1998. Before joining the Company, Mr. Thompson was employed with CB Squared Services, dba Jiffy Lube, where he served as a store General Manager for three and one-half years. Prior to Jiffy Lube, Mr. Thompson served in the United States Army for five years.

                             (45)

Item 11 - Executive Compensation and Other Matters

      The following table sets forth information concerning the compensation during the years ended December 31, 2000, 1999 and 1998 of the Chief Executive Officer of the Company during 2000 and the four other most highly compensated executive officers of the Company whose total salary and bonus for 2000 exceeded $100,000, for services in all capacities to the Company during 2000.


                                     Summary Compensation Table
                                     --------------------------
                                                                          Long-Term
                                   Fiscal                                Compensation
Name and Principal Position         Year      Annual Compensation ($)       Awards
- ---------------------------        ------     -----------------------    ------------
                                                                            Options
                                                Salary        Bonus        (shares)
                                                ------        -----        --------

Stephen P. Conway (1)              2000          -0-           -0-            -0-
Chief Executive Officer            1999          -0-           -0-            -0-
                                   1998          -0-           -0-            -0-

Jerry B. Conway   (1)              2000          -0-           -0-            -0-
Chief Operating Officer            1999          -0-           -0-            -0-
                                   1998          -0-           -0-            -0-

David M. Barnett                   2000        $104,701        -0-
15,000
Vice President of Marketing        1999          95,254       2,400         10,000
                                   1998          84,567       1,500           -0-

Kendall A. Carr                    2000        $105,660        -0-          15,000
Vice President of Finance          1999          99,130       2,400         10,000
 and Chief Financial Officer       1998          94,713       1,500           -0-

Douglas W. Roan                    2000        $104,701        -0-          15,000
Vice President of Development      1999          96,890       2,400         10,000
                                   1998          85,435       1,500           -0-

R. Lewis Stanford                  2000        $105,877        -0-          15,000
Vice President                     1999          99,789       2,400         10,000
 and General Counsel               1998          94,970       1,500           -0-



(1) The Company's Chief Executive Officer and the Company's President (collectively, the "Named Executive Officers") do not receive compensation directly from the Company. The Named Executive Officers receive compensation for services rendered to the Company from Navigator Management, Inc.

                             (46)

Stock Options Granted in 2000

The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the year ended December 31, 2000, to the persons named in the Summary Compensation Table.

                                           Option Grants in 2000
                                           ---------------------

                                                                                     Potential Realizable Value
                                                                                     at Assumed Annual Rates of
                                                                                    Stock Price Appreciation for
Individual Grants in 2000                                                                Option Term (1)
- ----------------------------------------------------------------------------------------------------------------
                                      % of Total
                                     Options Granted     Exercise
                       Options         to Employees     Base Price    Expiration
Name                Granted (#) (2)      in 2000        ($/Sh)           Date             5% ($)      10% ($)
- -----------------   ---------------  ---------------    ----------    ----------          -------     -------
David M. Barnett        15,000            16.67           $2.00         11/1/10           $8,288      $18,315

Kendall A. Carr         15,000            16.67           $2.00         11/1/10           $8,288      $18,315

Douglas W. Roan         15,000            16.67           $2.00         11/1/10           $8,288      $18,315

R. Lewis Stanford       15,000            16.67           $2.00         11/1/10           $8,288      $18,315


(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of apprec-iation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future per-formance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2) All options granted in 2000 were granted pursuant to the Company's 1995 Omnibus Stock Option Plan. These options vest and become exercisable at the rate of one-fifth on each anniversary of the date of the grant for each full year of the optionee's continuous employment by the Company.
     Under the Company's 1995 Omnibus Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options.
                             (47)

12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of January 31, 2001 by: (i) each person known to the Company to beneficially own more that 5% of the Class A Stock and Class B Stock; (ii) each director of the Company; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's shares.

Class A Common Stock
- ---------------------

                                    Number of Shares     Number of Shares         Total          Percent
     Name                            Directly Owned      Beneficially Owned       Shares         of Class
    ------                         -----------------    --------------------     --------       ----------
Stephen P. Conway (5)                     7,300               840,577 (1)        847,877          36.3%
 790 Pershing Road
 Raleigh, North Carolina 27608

Jerry B. Conway (5)                     153,930               838,577 (2)        992,507          42.5%
 790 Pershing Road
 Raleigh, North Carolina 27608

D. Fredrico Fazio                       302,659                     0            302,659          13.0%
 633 South Andrews Avenue
 Suite 500
 Fort Lauderdale, Florida 33301

Anthony J. Beisler, III                  46,582                39,060 (3)         85,642           3.7%
 1001 Northeast 26th Street
 Fort Lauderdale, Florida 33305

Pennzoil Products Company               759,477 (4)                 0             759,477 (4)      32.6%
 Pennzoil Place
 Post Office Box 2967
 Houston, Texas 77252-2967

Kathleen D. Conway (5)                  202,229                     0             202,229           8.7%
 P.O. Box 2091
 Blowing Rock, North Carolina 28605

Richard L Rubin                           1,000                     0               1,000           0.0%
 503 East Fillmore
 Fairfield, Iowa 52556

R. Lewis Stanford                         4,600                     0               4,600           0.2%
 790 Pershing Road
 Raleigh, North Carolina 27608

All directors and executive             530,058               879,637            1,409,695         60.4%
 officers as a group (11 persons)

                             (48)

Class B Common Stock
- ---------------------
                                          Number of Shares            Percent
     Name                                  Directly Owned            of Class
     ----                                -----------------           --------
Stephen P. Conway (5)                         292,409                  58.2%
 790 Pershing Road
 Raleigh, North Carolina 27608

Jerry B. Conway (5)                           209,746                  41.8%
 790 Pershing Road
 Raleigh, North Carolina 27608


All directors and executive                   502,155                 100.0%
 officers as a group (11 persons)

1.    Includes   (i)   2,000  shares  held  as  custodian  for   his   children;
(ii) 79,100 shares held by Navigator Management, Inc. ("Navigator") and CFA Management, Inc. both of which are owned 50%; and (iii) the jointly held irrevocable proxy to vote 759,477 shares of Class A Stock, as described more fully below in footnote 4.

2. Includes (i) 79,100 shares held by Navigator and CFA Management, Inc. both of which are owned 50% and (ii) the jointly held irrevocable proxy to vote 759,477 shares of Class A Stock, as more fully described below in footnote 4.

3.    Includes   (i)  14,550  shares  held  by  the  Anthony  J.  Beisler,   III
P.A.    Money   Purchase  Pension  Trust,  and  (ii)  24,510  shares   held   by
Anthony J. Beisler, III P.A. Profit Sharing Trust.

4.    Pursuant   to   the  grant  of  an  irrevocable  proxy   dated   May   30,
1996,  Stephen  P.  Conway  and  Jerry  B.  Conway,  or  either  of  them,   are
entitled to vote these 759,477 shares of Class A Stock.

5.    Stephen   P.   Conway  and  Jerry  B.  Conway  are   brothers.    Kathleen
Conway is the former wife of Stephen P. Conway.


Item 13 - Certain Relationships and Related Transactions

       Prior   to   1998,   the  Company,  through  its  subsidiaries,   entered
into   management   agreements   with  CFA  Management,   Inc.   ("CFA")   which
was    owned   by   certain   shareholders   of   the   Company,   to   operate,
manage and maintain the subsidiaries' service centers. On December 1, 1997, CFA assigned its management agreement with the Company to
Navigator   Management,   Inc.   Navigator  Management,   Inc.   is   owned   by
certain shareholders of the Company. These management agreements expire on various dates through 2002 but may be extended. For its services, Navigator Management, Inc. receives a percentage of
annual   net   sales  calculated  on  the  basis  of  all  service  centers   as
follows:

         Number of                                 Management Fee
      Service Centers                            Per Service Center
      ---------------                            ------------------
Service centers 1 through 34             4.50% of the sales of these centers
Service centers 35 through 70            3.00% of the sales of these centers
Service centers 71 through 100           2.25% of the sales of these centers
All other service centers                1.50% of the sales of these centers

       Management   fees   paid   to   Navigator  Management,   Inc.   in   2000
were   $2,262,251.    Included   in  accrued  expenses   payable   at   December
31,    2000    were   amounts   due   to   Navigator   Management,    Inc.   of
$1,072,025.
                             (49)

     The     Company    purchases    gasoline,    engine    additives,     wiper
blades, windshield glass treatment and other automotive products from Auto Parts Unlimited ("APU"), which is owned by certain shareholders of the Company. Purchases of these products amounted to $3,778,416 in 2000. Included in accounts payable at December 31, 2000 were amounts due to APU of $161,560.

     The Company purchased oil, oil filters and other inventory items from Pennzoil-Quaker State Company ("PQSC") in the amount of
$11,922,871   for   the  year  ended  December  31,  2000.    In   addition   to
these purchases, the Company paid rent in the amount of $207,476 and dividends on preferred stock of $140,000 to PQSC during the year ended December 31, 2000. Included in accounts payable at December 31, 2000 were amounts due to PQSC of $1,998,106. Also included in accrued expenses at December 31, 2000 was $35,000 for preferred dividends due to PQSC.

        The Company enters into transactions with Jiffy Lube International ("JLI"), a subsidiary of PQSC. These transactions include payments for royalties, operating expenses, and license fees. In addition, JLI enters into transactions to credit the Company for national fleet accounts, rebates for grand openings, and charges for Sears credit cards. The net amount of these transactions were payments of $2,004,602 to JLI in 2000. In addition to these transactions, the Company paid rent in the amount of $4,252,338 during the year ended December 31, 2000. At December
31, 2000 amounts receivable from JLI was $103,349. Included in accrued expenses at December 31, 2000 were amounts due to JLI for royalties of $351,805.

       The   Company   sold   three  service  centers  in  1999   to   Navigator
Real Estate which is owned by certain shareholders of the Company, and leased each of them back for a period of twenty years. The Company acquired Navigator Real Estate, LLC from Navigator Management, Inc., during June 2000. Navigator Real Estate owned several properties leased by the Company and had loans outstanding for these properties which were acquired in late 1999 and early 2000. The purchase price for the membership interest of Navigator Real Estate was the capital investment of the original members.
Navigator   Management,   Inc.   is  owned  by   two   major   shareholders   of
Lucor, Inc.
                             (50)

                              PART IV


Item   14   -   Exhibits,   Financial  Statement  Schedules   and   Reports   on
Form 8-K

(a)  The following documents are filed as part of this report:

       Financial   statements   and   financial   statement   schedule   -   see
Index    to   Consolidated   Financial   Statements   at   Item   8   of    this
report.

                             (51)

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

                             (52)

                            Signatures



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              LUCOR, INC.



                                      By /s/ Stephen P. Conway
                                      -----------------------------------------
                                       Stephen P. Conway, Chairman and Chief
                                                 Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April, 2001.

/s/ Stephen P. Conway
- ----------------------------
Stephen P. Conway            Chairman, Chief Executive Officer and Director
                             (Principal Executive Officer)


/s/ Jerry B. Conway
- ---------------------------- President, Chief Operating Officer and Director Jerry B. Conway


/s/ Kendall A. Carr
- ---------------------------- Vice President - Finance
Kendall    A.    Carr        (Principal Financial Officer and Principal
                               Accounting Officer)



- ---------------------------- Director
D. Fredrico Fazio


/s/ Anthony J. Beisler, III
- ---------------------------- Director
Anthony J. Beisler, III



- ---------------------------- Director
Richard L. Rubin


/s/ R. Lewis Stanford
- ---------------------------- Director
R. Lewis Stanford

                             (53)

EXHIBIT 21


                            Lucor, Inc
                    Subsidiaries of the Company


Carolina Lubes, Inc.
Cincinnati Lubes, Inc.
Commonwealth Lubes, Inc.
Pittsburgh Lubes, Inc.
PB Lubes, Inc.
Ohio Lubes, Inc.
Tennessee Lubes, Inc.
Tennessee Lubes One, LLC
Tennessee Lubes Two, LLC
Atlanta Lubes One, LLC
Atlanta Lubes Two, LLC
Vircal Lubes, Inc
Quick 10 Corporation
Navigator Real Estate, LLC

                             (54)